Form 10-Q
period 2021-03-31
Olo Inc.
filed 2021-05-12
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40213
Olo Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

Delaware	20-2971562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
285 Fulton Street
One World Trade Center, 82nd Floor
New York, NY 10007
(Address of principal executive offices) (Zip Code)
(212) 260-0895
(Registrant’s telephone number, including area code)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	OLO	The New York Stock Exchange
As of May 7, 2021, 27,421,953 shares of the registrant’s Class A common stock and 120,091,480 shares of registrant’s Class B common stock were outstanding.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

OLO INC.

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•The COVID-19 pandemic and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations;
•Our rapid growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers;
•Our limited operating history with our new modules in a new and developing market makes it difficult to evaluate our current business and future prospects, and may increase the risk that we will not be successful;
•Our business could be harmed if we fail to manage our growth effectively;
•We have a history of losses and we may be unable to sustain profitability;
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed;
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline;
•Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition;
•If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected;
•Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software;
•Our Dispatch module currently relies on a limited number of delivery service providers, or DSPs;
•Our Rails module currently relies on a limited number of aggregators;
•We currently generate significant revenue from our largest restaurant customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition;
•Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or the systems with which our platform integrates could harm our reputation or subject us to significant liability and adversely affect our business and financial results;
•Our business is highly competitive. We may not be able to compete successfully against current and future competitors;
•If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed;
•Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business, or SMB, customers, and to expand into new, on-demand commerce verticals;
•We may be subject to claims by third parties of intellectual property infringement;
•We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations; and;
•The dual-class structure of our common stock will have the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, or ARPU, ending active locations and dollar-based net revenue retention, or NRR;
•the durability of the growth we have experienced in the near term due to COVID-19 and the associated shelter-in-place orders on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions abate;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our platform and upsell and cross sell additional modules;
•our ability to achieve or sustain our profitability;
•the effects of COVID-19 and the associated global economic uncertainty or other public health crises;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the loss or decline in revenue from any of our largest customers and our resulting financial condition;
•our ability to compete effectively with existing competitors and new market entrants;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the growth rates of the markets in which we compete;
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, or a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$586,566	$75,756
Accounts receivable, net of allowances of $719 and $631, respectively	47,944	45,641
Contract assets	674	356
Deferred contract costs	2,047	1,830
Prepaid expenses and other current assets	2,675	1,661
Total current assets	639,906	125,244
Property and equipment, net	2,206	2,241
Contract assets, noncurrent	610	503
Deferred contract costs, noncurrent	3,351	3,346
Deferred offering costs	—	2,792
Security deposit	298	298
Total assets	$646,371	$134,424
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,151	$9,104
Accrued expenses and other current liabilities	70,976	42,578
Unearned revenue	1,016	585
Redeemable convertible preferred stock warrant liability	—	19,735
Total current liabilities	78,143	72,002
Unearned revenue, noncurrent	375	435
Deferred rent, noncurrent	2,344	2,402
Other liabilities, noncurrent	271	329
Total liabilities	81,133	75,168
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value, zero and 60,509,120 shares authorized at March 31, 2021 and December 31, 2020, respectively; zero and 58,962,749 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	111,737
Stockholders’ equity (deficit):
Class A common stock, $0.001 par value; 1,700,000,000 and zero shares authorized at March 31, 2021 and December 31, 2020, respectively; 26,932,253 and zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 120,066,125 and 22,320,286 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	147	22
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at March 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	660,849	16,798
Accumulated deficit	(95,758)	(69,301)
Total stockholders’ equity (deficit)	565,238	(52,481)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$646,371	$134,424
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenue:
Platform	$34,923	$14,808
Professional services and other	1,200	1,260
Total revenue	36,123	16,068
Cost of revenue:
Platform	5,607	3,460
Professional services and other	1,243	882
Total cost of revenue	6,850	4,342
Gross Profit	29,273	11,726
Operating expenses:
Research and development	14,456	7,217
General and administrative	18,454	4,832
Sales and marketing	3,836	2,280
Total operating expenses	36,746	14,329
Loss from operations	(7,473)	(2,603)
Other expenses, net:
Interest expense	—	(46)
Other (expense) income, net	(18)	11
Change in fair value of warrant liability	(18,930)	(341)
Total other expenses, net	(18,948)	(376)
Loss before income taxes	(26,421)	(2,979)
Provision for income taxes	36	47
Net loss and comprehensive loss	$(26,457)	$(3,026)
Accretion of redeemable convertible preferred stock to redemption value	(14)	(19)
Net loss attributable to Class A and Class B common stockholders	$(26,471)	$(3,045)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.63)	$(0.16)
Diluted	$(0.63)	$(0.16)
Weighted-average Class A and Class B common shares outstanding:
Basic and diluted	41,855,757	18,617,567
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	49,371,876	$61,901	18,451,120	$19	$10,795	$(72,364)	$(61,550)
Issuance of common stock on exercise of stock options	—	—	197,727	—	19	—	19
Accretion of redeemable convertible preferred stock to redemption value	—	19	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	949	—	949
Net loss	—	—	—	—	—	(3,026)	(3,026)
Balance as of March 31, 2020	49,371,876	$61,920	18,648,847	$19	$11,744	$(75,390)	$(63,627)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net loss	$(26,457)	$(3,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	260	152
Stock-based compensation	5,402	949
Stock-based compensation in connection with vesting of Stock Appreciation Rights	2,847	—
Charitable donation of Class A common stock	5,125	—
Bad debt expense	88	211
Change in fair value of warrants	18,930	341
Changes in operating assets and liabilities:
Accounts receivable	(2,390)	(11,210)
Contract assets	(425)	(38)
Prepaid expenses and other current assets	(1,014)	294
Deferred contract costs	(222)	(80)
Accounts payable	(6,772)	6,868
Accrued expenses and other current liabilities	8,524	8,189
Deferred rent	(58)	611
Unearned revenue	371	423
Net cash provided by operating activities	4,209	3,684
Investing activities
Purchases of property and equipment, including capitalized software	(178)	(80)
Net cash used in investing activities	(178)	(80)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	485,541	—
Cash received for employee payroll tax withholdings	19,195	—
Proceeds from line of credit	—	15,000
Proceeds from exercise of warrants	392	—
Payment of deferred offering costs	(448)	(573)
Proceeds from exercise of stock options	2,099	470
Net cash provided by financing activities	506,779	14,897
Net increase in cash and cash equivalents	510,810	18,501
Cash and cash equivalents, beginning of year	75,756	10,935
Cash and cash equivalents, end of year	$586,566	$29,436

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$47
Cash received for early exercise of stock options	$—	$466
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$4,476	$1,341
Vesting of early exercised stock options	$58	$—
Accretion of redeemable convertible preferred stock to redemption value	$14	$19
Employee receivables for options exercised	$—	$33
Purchase of property and equipment	$24	$13
Capitalization of stock-based compensation for internal-use software	$24	$—
The accompanying notes are an integral part of these financial statements.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)

1.Business
Olo Inc. was formed on June 1, 2005 in Delaware and is headquartered in New York City. On January 14, 2020, the board of directors and stockholders approved our name change from Mobo Systems, Inc. to Olo Inc. Unless the context otherwise indicates or requires, references to “we,” “us,” “our” and “the Company” shall refer to Olo Inc.
We are a software platform company for the restaurant industry and are focused on enabling digital ordering, through the deployment of white label e-commerce websites and applications and tools for digital order management. Our platform also provides a delivery enablement module and a marketplace management module. Our platform combines digital ordering and delivery enablement to provide restaurants with a holistic view of their digital business and enable them to own and manage their relationships with their customers.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which our total annual gross revenue is at least $1.07 billion or (c) when we are deemed to be a large accelerated filer, which means the market value of our Class B common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Initial Public Offering
On March 19, 2021, we completed our IPO in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions. Upon completion of the IPO, $7.7 million of deferred offering costs, which consisted primarily of accounting, legal and other fees related to our IPO, were reclassified into stockholders’ deficit as a reduction of the IPO proceeds.
Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock warrants were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. Additionally, upon completion of the IPO, stock appreciation rights (“SARs”) granted to employees vested and settled resulting in the issuance of 1,642,570 shares of Class B common stock.
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These unaudited interim financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of March 31, 2021, our results of operations and comprehensive income, our stockholders’ deficit, and our cash flows for the three months ended March 31, 2021 and 2020, respectively. The financial data and the other financial

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes included in our final prospectus dated March 16, 2021 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, allowance for doubtful accounts, stock-based compensation including the determination of the fair value of our stock, fair value of warrant liabilities, realization of deferred tax assets, estimated life of our customers, estimated standalone selling price of our performance obligations and estimated transaction price for implementation services. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of March 31, 2021 and December 31, 2020, we did not have assets located outside of the United States and international revenue recognized during the three months ended March 31, 2021 and the twelve months ended December 31, 2020 was not material.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash held by financial institutions. We primarily deposit our cash with one financial institution and the amount on deposit exceeds federally insured limits. As of March 31, 2021 and December 31, 2020, 12% and 11% of our accounts receivable were due from one customer, respectively. For the three months ended March 31, 2021 and 2020, one customer accounted for 25% and 14% of our revenue, respectively.
Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 inputs: Based on unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 inputs: Based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 inputs: Based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
The following summarizes assets and liabilities as of March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,053	$—	$—
Total	$45,053	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,039	$—	$—
Redeemable convertible preferred stock warrant liability	—	—	19,735
Total	$45,039	$—	$19,735
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The fair value measurement of the redeemable convertible preferred stock warrant liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. We estimated the fair value of the liability using the Intrinsic Value Method. The change in fair value was recognized as other expense in the accompanying statements of operations and comprehensive loss. See Note 10 for information on the Level 3 inputs used to estimate the fair value of this liability. Prior to the IPO, all shares of our outstanding redeemable convertible preferred stock warrants were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the warrants exercised, converted into shares of Class B common stock.
Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The recorded amount of the line of credit approximates fair value as it is based upon rates available for obligations of similar terms and maturities.
Revenue Recognition
We derive our revenue primarily from platform fees to access our software platform and professional services. Revenue is recognized when control of these services transfers to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We apply the principles in the standard using the following steps:
•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when (or as) we satisfy a performance obligation
Sales taxes collected from customers and remitted to various governmental authorities are excluded from the measurement of the transaction price and presented on a net basis in our statements of operations. Any balance collected and not paid, is reflected as a liability on the balance sheets.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Platform Revenue
Platform revenue primarily consists of fees generated when we provide our customers access to one or more of our Ordering, Dispatch and Rails modules of our cloud application, with routine customer support.
Our subscription contracts are non-cancellable and typically begin with a minimum three-year term with automatic, annual renewal periods thereafter. The majority of platform services revenue is derived from subscription fees from our Ordering module, which provides digital ordering capabilities for end consumers to place food orders online from restaurants. The Ordering module is a stand-ready obligation to provide access to the platform that is satisfied over the contract term. Our contracts for the Ordering module provide for monthly fixed fees, or monthly fixed fees for a specified quantity of orders processed on the platform, plus monthly overage fees. We generally bill customers on a monthly basis, in arrears. We allocate the variable consideration related to the monthly overages to the distinct month during which the related services were performed as those fees relate specifically to providing the Ordering module of the platform in the period and represents the consideration we are entitled to for the access to the platform. As a result, the fixed monthly fees and monthly overages are included in the transaction price and recognized as revenue in the period in which the fee was generated.
Our Dispatch module enables our restaurant customers to offer, manage, and expand delivery to its customers. Our customers for the Dispatch module are both the restaurants and delivery service providers (“DSPs”). The Dispatch module connects restaurants with DSPs to facilitate the ordering and delivery of orders to the restaurant’s customer. We typically collect a per transaction fee from both the restaurant and the DSP. Revenue is recognized when we have arranged for a DSP to deliver the order to the end consumer.
Our Rails module allows our customers to control and manage menu availability and pricing and location information while directly integrating orders from third-party channels. Our performance obligation is a stand-ready obligation to provide access to the Rails module that is satisfied over the contract term. We typically receive a fee from the third-party channel for each transaction processed. No minimum monthly amounts or overage fees are charged to third-party channel in these arrangements. Although we do not directly charge our Ordering customers for these transactions, the transactions count toward the specified quantity and overages activity used in determining our Ordering customers monthly Ordering revenue.
Professional Services and Other Revenue
Professional services and other revenue primarily consists of fees for platform implementation services. The implementation fees in our contracts are generally variable, consisting of either a fixed fee or a fixed monthly fee over the duration of the implementation project. For contracts with fixed monthly fees, we estimate this variable consideration using the expected value method whereby, at contract inception, we estimate how many months it will take to implement the platform into the customer environment, including time to onboard restaurant franchise locations. This estimate is multiplied by the fixed monthly professional services fee to determine the transaction price, which is recognized over time as the services are performed. The transaction price may be subject to constraint and is included only to the extent that it is probable that a significant reversal of the amount of cumulative revenues recognized will not occur in a future period. For arrangements where we charge monthly fees, any additional months required for implementation are billed at the same fixed monthly fee. Our customers benefit from our services as they are provided, and we use a cost-to-cost measure of progress to recognize revenue from our implementation services.
In certain contracts, we engage third parties to assist in providing professional services to our customers. We determined we are the principal in transferring these services to the customer and recognize revenue on a gross basis. We control the services being provided to our customer and are responsible for ensuring that the services are performed and are acceptable to our customer. That is, we are responsible for fulfillment of the promise in the contract with our customer, and we also have discretion in setting the price with our customer.
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations. We identify performance obligations in a contract with a customer based on the goods and services that will be transferred to the customer that are capable of being distinct and that are separately identifiable from other promises in the contract. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Identifying

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
distinct performance obligations in a contract requires judgment. Our performance obligations primarily include access to our platform and its different modules and implementation services associated with the platform.
Implementation services that require us to perform significant customization and modification of our platform to interface with the customer’s environment are not distinct from the platform. Since our Ordering customers can renew their agreements without paying for implementation again upon renewal, we considered the discounted fees at renewal to provide a material right to the customer. That is, because the customer can renew the implemented service at a discount from the original transaction price, we considered the discount to be a material right since it provides the customer a significant discount to future services. Our obligation to provide future services at a discount is accounted for as a separate performance obligation. Accordingly, we recognize the fair value of the material right over the expected customer life, which commences when the implementation services are complete and the customer obtains access to the platform.
All other implementation services are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on the price at which the distinct good or service is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, internally approved pricing and cost-plus expected margin guidelines related to the performance obligations.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized upon invoicing and payment will become due solely due to the passage of time. We record a contract asset when revenue is recognized prior to invoicing or payment is contingent upon transfer of control of another separate performance obligation. We record unearned revenue when revenue is recognized subsequent to cash collection. Unearned revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining unearned revenue is recorded as non-current. Contract assets that will be billed to the customer during the succeeding 12-month period is recorded as current and the remaining contract asset is recorded as non-current.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. We elected the practical expedient to not assess whether a significant financing component exists if the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is one year or less.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
Time-Based Service Awards
Our stock options generally vest ratably over a four-year period and the fair value of our awards is estimated on the date of grant using a Black-Scholes option pricing model. Awards with graded vesting features are recognized over the requisite service period for the entire award. The determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of our common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock.
Prior to the IPO, the fair value of our shares of common stock underlying the awards was historically determined by the board of directors with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of common stock, transactions in our common stock, and general and industry specific economic outlook,

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
amongst other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined based on the New York Stock Exchange (“NYSE”) closing price on the date of grant.
We derive the volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
For employee awards granted at-the-money, we estimate the expected term based on the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each award since our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee awards and employee awards granted out-of the-money, our best estimate of the expected term is the contractual term of the award. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant whose term is consistent with the expected life of the award.
Expected dividend yield is zero percent as we have not paid and do not anticipate paying dividends on our Class B common stock or Class A common stock. Upon the exercise of a stock option award, shares of either our Class B common stock or Class A common stock are issued from authorized but unissued shares.
Performance-Based Awards
We also have historically granted Stock Appreciation Rights (“SARs”) that vest only upon the satisfaction of performance based conditions. The performance-based conditions are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain change in control transactions, or (ii) an IPO. We record stock-based compensation expense for performance-based equity awards when the performance-based conditions are considered probable to be satisfied. As of March 31, 2021, the SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with the IPO and we recognized $2.8 million of compensation expense.
For performance-based SARs, we determine the grant-date fair value utilizing the valuation model as described above for time-based awards.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This guidance will be effective for public entity fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 for the period that includes the quarter-ended March 31, 2021. The most applicable provision is the requirement for entities to account for the income-based portion of a tax as an income tax for those taxes that are partially based on income. This provision and all other provisions do not have a material impact to the tax provision for the three months ended March 31, 2021. The Company will continue to monitor and assess the impact ASU 2019-12 has on its business and financial results.
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. On November 15, 2018, the FASB issued ASU 2019-10 which deferred the effective date of the standard to fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09, which requires nonpublic

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. We plan to adopt this standard as of the effective date for private companies using the modified retrospective approach for all leases entered into before the effective date. The impact of our adoption of Topic 842 to our financial statements will be to recognize the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the balance sheet. We are continuing our assessment, which may identify additional impacts Topic 842 will have on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance will be effective for us beginning January 1, 2023. We have not yet determined the impact the revised guidance will have on our financial statements.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$14,543	$1,200	$15,743
Transferred at a point in time	20,380	—	20,380
Total revenue	$34,923	$1,200	$36,123

	Three Months Ended March 31, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$9,530	$1,260	$10,790
Transferred at a point in time	5,278	—	5,278
Total revenue	$14,808	$1,260	$16,068
Contract Balances
Contract Asset
As described in Note 2, professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings and unearned revenue when the billings or payments on a contract exceed the revenue recognized. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.3 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the three months

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
ended March 31, 2021, we recognized $0.1 million of revenue related to contracts that were included in unearned revenue at December 31, 2020. During the three months ended March 31, 2020, we recognized $0.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2019.
As of March 31, 2021, our remaining performance obligations were approximately $38.8 million, approximately 39% of which we expect to recognize as revenues over the next twelve months and substantially all of the remaining revenues will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, and (3) agreements for which our right to invoice corresponds with the value provided to the customer.

Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2020	$5,176
Capitalization of deferred contract costs	875
Amortization of deferred contract costs	(653)
Balance at March 31, 2021	$5,398
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of March 31, 2021	As of December 31, 2020
Computer and office equipment	3 - 5	$1,507	$1,375
Capitalized software	3	1,748	1,653
Furniture and fixtures	10	386	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	373	374
Total property and equipment		4,014	3,788
Less: accumulated depreciation and amortization		(1,808)	(1,547)
Total property and equipment, net		$2,206	$2,241
Depreciation and amortization expense was approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Prepaid software licensing fees	$1,831	$855
Other	844	806
Total prepaid expenses and other current assets	$2,675	$1,661

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued payroll expenses	$25,332	$5,168
Accrued delivery service partner fees	41,237	34,067
Accrued licensing fees	252	237
Professional and consulting fees	1,773	909
Other	2,382	2,197
Total accrued expenses and other current liabilities	$70,976	$42,578
7.Line of Credit
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1) (the “Loan Agreement”) for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. The effective rate of interest as of March 31, 2021 and December 31, 2020 was 5.00%. Our obligations under the Amended Loan and Security Agreement are secured by substantially all of our assets.
In April 2021, we amended the Loan Agreement with Pacific Western Bank (the “Amended Agreement”) and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants, which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc. (“DoorDash”) in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See “Subsequent Event” Note 15 for further details. We currently have $8.6 million available under the revolving line of credit, after consideration of $25.0 million in our letter of credit towards DoorDash and $1.4 million in our letter of credit on the lease of our headquarters.
The Amended Agreement contains various affirmative and negative covenants and we were in compliance with these covenants as of March 31, 2021. As of March 31, 2021, we had no outstanding borrowings under the line of credit.
The credit facility contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants.
The credit facility also contains events of default that if not cured or waived, could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility to a per annum rate equal to 5.00% above the applicable interest rate and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that is securing the credit facility.
Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. We may terminate the Formula Line or the Non-Formula Line at any time prior to the maturity date, upon two business days written notice to Pacific Western Bank, at which time all then outstanding obligations arising under the Amended Loan and Security Agreement, including any unpaid interest thereon, will accelerate and become immediately due and payable.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Interest expense related to the line of credit was immaterial for the three months ended March 31, 2021 and 2020, respectively. Deferred issuance costs were immaterial for the Loan Agreement and the Amended Agreement with Pacific Western Bank and were expensed as incurred.
8.Stockholders’ Equity (Deficit)
Changes in Capital Structure
Our board of directors and stockholders approved an amended and restated certificate of incorporation effecting a 17-for-1 forward stock split of our issued and outstanding shares of common stock and Series A, A-1, B, C, D, E preferred stock. Additionally, all outstanding equity instruments, including our time-based stock options performance-based SARs and preferred stock warrants, were adjusted to reflect the 17-for-1 forward stock split. The stock split was effected on March 5, 2021. The par value of the Class B common stock and redeemable convertible preferred stock was not adjusted as a result of the stock split. All issued and outstanding Class B common stock, redeemable convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and stock options, as well as the per share amounts, included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.
On March 5, 2021, our board of directors and stockholders approved and we implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and we authorized a new class of common stock, Class A common stock. The authorized share capital for Class A common stock is 1,700,000,000 and the authorized share capital for Class B common stock is 185,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects and for all matters except for voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. References in the accompanying financial statements have been adjusted to reflect the dual class common stock structure and the changes in the number of authorized shares of common stock. We also authorized a total of 20,000,000 shares of undesignated preferred stock, par value $0.001 per share. Effective March 5, 2021, 124,012,926 outstanding shares of common stock were converted into an equivalent number of shares of our Class B common stock.
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of March 31, 2021	As of December 31, 2020

Redeemable convertible preferred stock	—	98,514,932
Redeemable convertible preferred stock warrants	—	1,682,847
Shares available for grant under employee stock purchase plan	3,900,000	—
Shares available for grant under stock option plan	20,343,958	1,687,947
Restricted stock units	39,870	—
Options issued and outstanding under stock option plan	43,621,733	40,807,939
Total common stock reserved for future issuance	67,905,561	142,693,665
Redeemable Convertible Preferred Stock
All of our shares of outstanding redeemable convertible preferred stock converted into shares of Class B common stock upon completion of the IPO. As of December 31, 2020, redeemable convertible preferred stock, authorized, issued, outstanding and liquidation values are as follows (in thousands, except share and per share amounts):

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Redemption Price/Liquidation Preference	Redemption Value/Liquidation Preference

Series A	696,235	696,235	$957	$1.38	$957
Series A-1	3,713,616	3,698,452	6,092	1.65	6,092
Series B	8,184,548	8,184,548	5,854	0.70	5,700
Series C	14,151,361	12,620,154	8,760	0.70	8,789
Series D	24,172,487	24,172,487	40,276	1.67	40,350
Series E	9,590,873	9,590,873	49,798	$5.21	50,000
Total	60,509,120	58,962,749	$111,737		$111,888
Charitable Contributions

We donated 172,918 shares of our Class A common stock to a charitable donor-advised fund and recognized $5.1 million as a non-cash general and administrative expense in our condensed statement of operations for the three months ended March 31, 2021. In March 2021, our board of directors approved the issuance of 1,729,189 shares of our Class A common stock to this fund in conjunction with our Olo for Good initiative. We currently intend to donate another 1/10th of the total shares in the second half of fiscal 2021 and then on each anniversary of such date, donate 1/10th of the total shares approved into the fund for the next eight years.
9.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our board of directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and the 2005 Equity Incentive Plan (“2005 Plan” and collectively, “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units (“RSUs”), to employees, directors, consultants and advisors.
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a 10.0% stockholder) and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by the board of directors; provided, however, that (i) the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years and include the right of first refusal in favor of the Company in connection with any proposed sale or transfer of the related shares to third-parties.
Certain stock option recipients have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and are reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 183,651 and 204,850 early exercised shares outstanding as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, there is a liability in the amount of $0.5 million, of which $0.2 million was recorded in accrued expenses and other current liabilities in our balance sheet since vesting is within the next 12 months, and $0.3 million was recorded in other liabilities, non-current, since vesting is beyond the next 12 months.

On March 13, 2021, our board of directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainer for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, nominating, and corporate governance committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the board of directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period. Certain non-employee directors who have served for at least six months prior to the IPO effective date and did not have unvested equity awards, were granted 39,870 RSU awards on

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
March 17, 2021 with a total value of approximately $1.0 million, which will fully vest on the day immediately prior to our next annual meeting of stockholders. The weighted-average grant date fair value of the RSUs awarded for the three months ended March 31, 2021 was $25.00 per share. Future stock-based compensation for unvested RSUs awarded as of March 31, 2021 is approximately $1.0 million to be recognized over a weighted-average period of 1.17 years.
As of March 31, 2021 and December 31, 2020 the maximum number of shares available for issuance to participants under the Plans is 20,383,828 and 46,170,691, respectively.
The following table summarizes the shares available for future grants:

Shares Available for Future Grant
Balances at December 31, 2020	1,687,947
Additions to plan	25,122,000
Options granted	(6,759,710)
RSUs awarded	(39,870)
Options forfeited and expired	333,591
Balance at March 31, 2021	20,343,958
During the three months ended March 31, 2021 and 2020, no SARs were granted to employees. The SARs are equity-classified and are measured at their grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the three months ended March 31, 2021. The aggregate intrinsic value of the SARs as of December 31, 2020 was $17.7 million.
The classification of stock-based compensation by line item within the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Cost of revenue - platform	$436	$107
Cost of revenue - professional services and other	115	21
Research and development	3,452	243
General and administrative	3,858	532
Sales and marketing	388	46
Total stock-based compensation expense	$8,249	$949

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
The following summarizes our stock option activity for the three months ended March 31, 2021:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

As of December 31, 2020	39,161,438	$1.93	5.89	$347,574
Granted	6,759,710	9.72
Exercised	(1,965,824)	1.10
Forfeited	(333,591)	5.24
Vested and expected to vest as of March 31, 2021	43,621,733	$3.15	6.32	$1,013,813
Exercisable as of March 31, 2021	28,423,478	$1.42	4.73	$709,782
The weighted-average grant date fair value of options granted for the three months ended March 31, 2021 and 2020 was $10.50 and $2.22 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $53.4 million and $0.5 million, respectively. The total grant date fair value of options vested for the three months ended March 31, 2021 and 2020 was $6.0 million and $7.2 million, respectively.
Future stock-based compensation for unvested employee options granted and outstanding as of March 31, 2021 is $89.6 million to be recognized over a weighted-average period of 3.50 years. Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2020 is $29.6 million to be recognized over a weighted-average period of 3.12 years.
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020

Expected term (in years)	5.48 - 6.07	5.56 - 6.07
Volatility	52%	43%
Risk-free interest rate	0.50% - 0.67%	1.60% - 1.63%
Dividend yield	0%	0%
Fair value of underlying common stock	$16.78 - $18.09	$4.06
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our board of directors and stockholders adopted our 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
(a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase.
10.Warrants
Redeemable Convertible Preferred Stock Warrants
Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital in connection with the IPO.
As of March 31, 2021 and December 31, 2020, we issued the following preferred stock warrants in connection with the issuance of our preferred stock:

	Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2020	Warrants Exercised in The Three Months Ended March, 31, 2021	Warrants Outstanding at March 31, 2021

Series A-1	2012	5/14/2022	$0.17	151,640	151,640	—
Series B	2012	1/31/2019	0.70	—	—	—
Series C	2014	10/10/2024	0.70	562,241	562,241	—
Series C	2016	1/12/2026	—	968,966	968,966	—
Total				1,682,847	1,682,847	—
The estimated fair value of the preferred stock underlying the warrants was approximately $12.77 per share as of December 31, 2020.
At December 31, 2020, given the significant increase in fair value of each series of redeemable convertible preferred stock relative to the warrant’s exercise price, we estimated the preferred stock warrant liability using the intrinsic value of each warrant since the warrants were significantly in-the-money and the Black-Scholes input had a de minimis impact on their value.
The following table represents the current period’s activity of the redeemable convertible preferred stock warrant liability (in thousands):

Fair Value

Balance at January 1, 2021	$19,735
Change in fair value	18,930
Exercise of warrants	(38,665)
Balance at March 31, 2021	$—
11.Income Taxes
The Company has an effective tax rate of (0.14)% and (1.59)% for the three months ended March 31, 2021 and 2020.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company has applied ASC 740, Income Taxes, and has determined that it does not have any uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and state tax authority examinations.
12.Commitments and Contingencies
Commitments
We have a non-cancelable operating lease for our headquarters in New York City (“Headquarter Lease”) that expires in 2030. Total rental payments to be paid over the course of the lease are approximately $28.8 million, which excludes our option to exercise a renewal for an additional five years commencing on the last day of the initial term. We received a rent abatement for the first eleven months of the lease arrangement. Upon the conclusion of the abatement period, annual rental payments are consistent for five years and then increase 6% for the remaining five years. We were also required to issue a letter of credit in the amount of $1.4 million as a security deposit to the landlord. We also sublease a portion of our former office space which, in connection with the signing of the Headquarter Lease, we ceased use and subsequently subleased a portion of our former office space. Rental income escalates yearly and ranges from approximately $0.3 million to $0.4 million annually for total rental income of $1.3 million. As the rental income is expected to exceed our remaining lease obligations, we will continue to record our remaining lease obligations over the course of the initial lease term. The sublease expires in March 2023.
Rent expense, excluding sublease income, for both the three months ended March 31, 2021 and 2020 was $0.8 million and rental income for the both the three months ended March 31, 2021 and 2020 was $0.1 million.
The following represents our future minimum payments under non-cancelable leases for operating facilities as of March 31, 2021 for each of the next five years and thereafter (in thousands):

2021	$2,636
2022	3,533
2023	3,352
2024	2,780
2025	2,885
Thereafter	13,074
Total	$28,260
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible, and the loss or range of loss can be estimated, we will disclose the possible loss in the notes to our financial statements. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Legal costs incurred in connection with loss contingencies are expensed as incurred.
On April 22, 2021 we entered into a definitive settlement agreement in connection with the lawsuit filed by DoorDash, Inc., or DoorDash. Pursuant to the settlement, we and DoorDash agreed to a dismissal of this case in full without any amounts payable by us to DoorDash in connection with the settlement. See Note 15 of the notes to our condensed financial statements for additional information.
We have also received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
13.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss and comprehensive loss	$(26,457)	$(3,026)
Less: accretion of redeemable convertible preferred stock to redemption value	(14)	(19)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(26,471)	$(3,045)

	Three Months Ended March 31,
	2021	2020
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	41,855,757	18,617,567
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.63)	$(0.16)
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	88,924,059
Outstanding stock options	43,621,733	39,863,538
Outstanding SARs	—	1,646,501
Outstanding redeemable convertible preferred stock warrants	—	1,682,847
Outstanding restricted stock units	39,870	—
Total	43,661,603	132,116,945
14.Related Party Transactions
Two of our board members have ownership interests in companies that we provide services to and one of our executive officers’ serves on the board of one of our customers. During the three months ended March 31, 2021 and 2020, the Company generated approximately $0.3 million and $0.6 million of revenue from these customers identified as related parties. As of March 31, 2021, the outstanding accounts receivable from the related parties was $0.2 million. As of December 31, 2020, the outstanding accounts receivable from the related parties was $0.4 million.
15.Subsequent Events
Contingency

As previously disclosed in Olo’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b), dated March 16, 2021, on or about October 21, 2020, DoorDash, Inc. (“DoorDash”) filed a lawsuit against Olo in New York State Supreme Court, New York County (the “Court”), in a dispute over fees charged to DoorDash (the “Case”). On April 22, 2021, we entered into a Restated Delivery Network Agreement (the “Restated Agreement”) which replaces and supersedes the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017, and November 12, 2020, with DoorDash. In connection with the Restated Agreement, on April 22, 2021, we also entered into a definitive settlement agreement with DoorDash (the “Settlement”). Pursuant to the Settlement, Olo and DoorDash agreed to a dismissal of the Case in full with prejudice without any amounts payable by Olo to DoorDash under the Settlement. The parties also exchanged releases. Under the terms of the Restated Agreement, we also agreed to issue DoorDash a letter of

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
credit in the amount of $25.0 million to guarantee any future unpaid and owed amounts owed to DoorDash under the Restated Agreement, principally related to our Dispatch module where our restaurant customers are the merchant of record and we collect funds from our restaurant customers. The letter of credit was issued on May 6, 2021. In the event that the letter of credit is drawn down by DoorDash pursuant to the terms of the Restated Agreement, we must increase the amount of such letter of credit up to a maximum of three times during the term so that the available, undrawn amount is once more in the amount of $25.0 million. In connection with issuing this letter of credit to DoorDash, we increased our existing line of credit under our Amended Agreement with Pacific Western Bank from $25.0 million to $35.0 million.
Line of Credit
In April 2021, we entered into the Amended Agreement with Pacific Western Bank and exercised our option to increase our available line of credit to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants which reset each annual period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including with respect to the durability of the acceleration we have experienced in the near term on consumer preferences for digital ordering, transaction volumes, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
We provide a leading cloud-based, on-demand commerce platform for multi-location restaurant brands.
Our platform powers restaurant brands’ on-demand commerce operations, enabling digital ordering and delivery, while further strengthening and enhancing the restaurants’ direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their customers. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital and in-store sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our high dollar-based net revenue retention rate. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. Our platform initially focused on enabling digital ordering, through the deployment of white label on-demand commerce websites and applications, and tools for digital order management. We then expanded our platform by launching Dispatch, our delivery enablement module, and Rails, our aggregator and channel management module. We believe our solution is the only independent SaaS platform for restaurants to provide seamless digital ordering and efficient delivery enablement, offering centralized management of a restaurant’s entire digital business. The key milestones in our corporate history are the following:
•2005: Founder & CEO Noah Glass accepted $0.5 million in Series A funding to start Mobo.
•2010: We renamed our product as Olo and shifted our focus to enterprise customers.
•2013: We surpassed $50 million in GMV and expanded our executive leadership team.
•2014: We surpassed $100 million in GMV, and restaurateur Danny Meyer joined our board of directors.
•2015: We launched Dispatch, our first significant product extension.
•2016: We surpassed $500 million in GMV.
•2017: We launched Rails and surpassed $1 billion in GMV.
•2018: We surpassed $2 billion in GMV.
•2019: We surpassed $5 billion in GMV.
•2020: We reached nearly $14.6 billion in GMV.

Leading restaurant brands trust our enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. We continually invest in architectural improvements so our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or consumer data. Our open SaaS platform integrates with over 100 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual, family, and snack food. Our average initial contract length is generally three years with continuous one-year automatic renewal periods, providing visibility into our future financial performance. Our enterprise brands, meaning those brands having 50 or more locations, are also highly loyal.
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we enter into relationships at the brand’s corporate level and secure exclusivity across all company-owned and franchise locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.
We refer to our business model as a transactional SaaS model as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering module and transaction revenue from our Rails and Dispatch modules. We charge our customers a fixed monthly subscription fee per restaurant location for access to our Ordering module. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated from our Rails and Dispatch modules. Customers who subscribe to our Rails and Dispatch modules pay a fee on a per transaction basis. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-marketplace digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners.
Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands

We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our approximately 400 existing brands across approximately 69,000 active locations as of March 31, 2021, up from approximately 48,000 active locations as of March 31, 2020. We define active locations as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands, and define active locations as a location where at least one of our modules is deployed. Our active locations increased 7% for the period from December 31, 2020 to March 31, 2021. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.

Expand Within Our Existing Customer Base

Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our exclusive, long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our average initial contract length is generally three years, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit, or ARPU, which was approximately $525.00 and $327.00 for the three months ended March 31, 2021 and 2020, respectively. We calculate average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
The following summarizes our ARPU and number of active locations for the three months ended, or as of, for each of the dates presented.

	Three Months Ended March 31,
	2021	2020
Average Revenue Per Unit	$525	$327
Ending Active Locations	69,000	48,000
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention rate, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based NRR as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. While we have maintained this high NRR over the past three years, we expect this number to decrease over time as our customer base matures. We are also seeing a trend where customers are purchasing all of our products at signing, which provides us with more platform revenue from the start, but leaves less room for expansion. For the period ending March 31, 2021, we continued to maintain a NRR above 120%.
Enable Higher Transaction Volume

Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand commerce grows to represent a larger share of total off-premise food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect that the industry’s secular tailwinds will help increase transaction order volume as more consumers order food for off-premise consumption. As transaction volume increases, the subscription revenue we receive from our Ordering module may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Our ability to increase transaction volume is dependent on the continued shift to digital ordering for off-premise food consumption and our ability to capture a meaningful portion of that shift.

Investment in Innovation and Growth

We have invested and intend to continue to invest in expanding the functionality of our current platform and broadening our capabilities to address new market opportunities, particularly around payments, catering, and data analytics. We also intend to continue to invest in enhancing awareness of our brand and developing more modules, features, and functionality that expand our capabilities to facilitate the extension of our platform to new use cases and industry verticals. We believe this strategy will provide new avenues for growth and allow us to continue to deliver differentiated, high-value outcomes to both our customers and stockholders. Specifically, we intend to invest in research and development to expand existing and build new modules, sales and marketing to promote our modules to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our platform, and other operational and administrative functions to support our expected growth and our transition to a public company. We expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent, in part, on our ability to successfully develop, market, and sell new and existing modules to new and existing customers.

Grow Our Ecosystem

We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, aggregators, payment processors, and loyalty programs. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which expands our capabilities and facilitates the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.

Expand Our Longer-Term Market Opportunity

While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small and medium businesses to enable their on–demand commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals beyond the restaurant industry that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to consumers. For example, we currently partner with a number of grocery chains who use our Ordering module to help their consumers order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.
Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically begin with a minimum three-year term and auto-renew on an annual basis thereafter. We bill monthly in arrears. A majority of our platform revenue is derived from subscription fees from our Ordering module. Customers with subscriptions to our Ordering module can pay either a monthly flat fee or a reduced flat fee with a minimum, fixed number of monthly orders for a monthly fee once active with a module. Customers who elect the fixed number of monthly orders pay an additional fee for each excess order, which is also treated as subscription revenue.
We also generate platform revenue primarily from transaction revenue from our Rails, Dispatch, and other modules. Customers who subscribe to our Rails and Dispatch modules pay a fee on a per transaction basis. We may also charge third-party aggregators and other service providers in our ecosystem a per transaction fee for access to our Rails and Dispatch modules.
With the onset of COVID-19, we saw an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and has continued through the balance of the first quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and in the first quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.

Professional Services and Other
Professional services and other revenue primarily consists of fees paid to us by our customers for the implementation of our platform. The majority of our professional service fees are billed on a fixed fee basis upon execution of our agreement. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, we expect that this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform and decline as a percent of revenue over time.
Professional Services and Other
Professional services and other cost of revenue primarily consists of the personnel costs of our deployment team associated with delivering these services and allocated overhead.
Gross Profit
Gross profit, or revenue less cost of revenue, has been, and will continue to be, affected by various factors, including revenue fluctuations, our mix of revenue associated with various modules, the timing and amount of investments in personnel, increased hosting capacity to align with customer growth, and third-party licensing costs.
Operating Expenses
Our operating expenses consist of research and development, general and administrative, and sales and marketing expenses. Personnel costs are the most significant component of operating expenses.
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized software development costs as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their useful life. We anticipate investments in this area to increase on a dollar basis and as a percent of revenue in the short-term as we continue to invest in innovative solutions to support our customers rapidly evolving needs.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include travel-related expenses and allocated overhead. We expect that our general and administrative expenses will continue to grow on a dollar basis while decline as a percentage of revenue as we continue to scale our operations over time. We also expect to incur additional general and administrative expenses as a result of operating as a public company.
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing and promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, hiring additional sales representatives, and sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis and as a percent of revenue in the short-term as we continue to invest in our ability to sell new products and increase the visibility of our brand to new and existing customers.
Other Income (Expense)
Interest Expense
Interest expense consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2020, we amended our loan agreement for our revolving line of credit. See—Liquidity and Capital Resources.”
Other Income, Net
Other income, net consists primarily of income earned on our money-market funds in cash and cash equivalents.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The change in the fair value of warrant liability relates to warrants issued to purchase our convertible preferred stock that are classified as liabilities on the balance sheet. Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. As a result, we will no longer have a change in fair value of redeemable convertible preferred stock warrant liability.
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Platform	$34,923	$14,808
Professional services and other	1,200	1,260
Total revenue	36,123	16,068
Cost of revenue:
Platform (1)	5,607	3,460
Professional services and other (1)	1,243	882
Total cost of revenue	6,850	4,342
Gross Profit	29,273	11,726
Operating expenses:
Research and development (1)	14,456	7,217
General and administrative (1) (2)	18,454	4,832
Sales and marketing (1)	3,836	2,280
Total operating expenses	36,746	14,329
Loss from operations	(7,473)	(2,603)
Other expenses, net:
Interest expense	—	(46)
Other (expense) income, net	(18)	11
Change in fair value of warrant liability	(18,930)	(341)
Total other expenses	(18,948)	(376)
Loss before income taxes	(26,421)	(2,979)
Provision for income taxes	36	47
Net loss and comprehensive loss	(26,457)	(3,026)
Accretion of redeemable convertible preferred stock to redemption value	(14)	(19)
Net loss attributable to common stockholders	$(26,471)	$(3,045)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020

Cost of revenue - platform	$436	$107
Cost of revenue - professional services and other	115	21
Research and development	3,452	243
General and administrative	3,858	532
Sales and marketing	388	46
Total stock-based compensation expense	$8,249	$949

(2) Includes charitable donation expense of $5.1 million.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020

Revenue:
Platform	96.7%	92.2%
Professional services and other	3.3	7.8
Total revenue	100.0	100.0
Cost of revenue:
Platform	15.5	21.5
Professional services and other	3.4	5.5
Total cost of revenue	19.0	27.0
Gross Profit	81.0	73.0
Operating expenses:
Research and development	40.0	44.9
General and administrative	51.1	30.1
Sales and marketing	10.6	14.2
Total operating expenses	101.7	89.2
Loss from operations	(20.7)	(16.2)
Other expenses, net:
Interest expense	0.0	(0.3)
Other (expense) income, net	0.0	0.1
Change in fair value of warrant liability	(52.4)	(2.1)
Total other expenses, net	(52.5)	(2.3)
Loss before income taxes	(73.1)	(18.5)
Provision for income taxes	0.1	0.3
Net loss and comprehensive loss	(73.2)	(18.8)
Accretion of redeemable convertible preferred stock to redemption value	0.0	(0.1)
Net loss attributable to common stockholders	(73.3)%	(19.0)%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$34,923	$14,808	$20,115	135.8%
Professional services and other	1,200	1,260	(60)	(4.8)
Total Revenue	$36,123	$16,068	$20,055	124.8%
Platform
Total platform revenue increased $20.1 million, or 135.8%, to $34.9 million for the three months ended March 31, 2021 from $14.8 million for the three months ended March 31, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 69,000 as of March 31, 2021 from approximately 48,000 as of March 31, 2020, and ARPU increased to approximately $525 for the three months ended March 31, 2021 from approximately $327 for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, 41.6% and 64.4% of our platform revenue was subscription revenue, respectively, and 58.4% and 35.6% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.1 million, or 4.8%, to $1.2 million for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenues:			—
Platform	$5,607	$3,460	$2,147	62.1%
Professional services and other	1,243	882	361	40.9
Total cost of revenue	$6,850	$4,342	$2,508	57.8%
Percentage of revenue:
Platform	15.5%	21.5%
Professional services and other	3.4	5.5
Total cost of revenue	19.0%	27.0%
Gross Profit	$29,273	$11,726	$17,547	149.6%
Gross Margin	81.0%	73.0%
Platform
Total platform cost of revenue increased $2.1 million, or 62.1%, to $5.6 million for the three months ended March 31, 2021 from $3.5 million for the three months ended March 31, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.4 million, or 40.9%, to $1.2 million for the three months ended March 31, 2021 from $0.9 million for the three months ended March 31, 2020. This increase was primarily the result of increased consulting costs and higher compensation costs associated with additional personnel to support growth in active locations.
Gross Profit
Gross margin increased to 81.0% for the three months ended March 31, 2021 from 73.0% for the three months ended March 31, 2020. Increases in gross margin were driven by increased platform revenue and improved platform cost of revenue optimization.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$14,456	$7,217	$7,239	100.3%
Percentage of total revenue	40.0%	44.9%
Research and development expense increased $7.2 million, or 100.3%, to $14.5 million for the three months ended March 31, 2021 from $7.2 million for the three months ended March 31, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. Additionally, we incurred a non-cash charge of $1.8 million related to the vesting and settlement of SAR awards upon completion of our IPO for the three months ended March 31, 2021. As a percent of total revenue, research and development expenses decreased to 40.0% for the three months ended March 31, 2021 from 44.9% for the three months ended March 31, 2020.
General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$18,454	$4,832	$13,622	281.9%
Percentage of total revenue	51.1%	30.1%
General and administrative expense increased $13.6 million, or 281.9%, to $18.5 million for the three months ended March 31, 2021 from $4.8 million for the three months ended March 31, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, IPO related bonus awards, vesting and settlement of SARs award as a result of the IPO, as well as, increased insurance costs and professional fees incurred in preparation for becoming a public company. Additionally, we incurred a non-cash charge of $5.1 million for the three months ended March 31, 2021 related to the donation of 172,918 shares of our Class A common stock to a charitable donor-advised fund. We expect to donate additional shares in the future to this fund in conjunction with our Olo for Good initiative. As a percent of total revenue, general and administrative expenses increased to 51.1% for the three months ended March 31, 2021 from 30.1% for the three months ended March 31, 2020.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$3,836	$2,280	$1,556	68.2%
Percentage of total revenue	10.6%	14.2%
Sales and marketing expense increased $1.6 million, or 68.2%, to $3.8 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as increased marketing spend associated with our annual user conference and IPO related costs. Marketing spend increases were offset by a reduction in travel and entertainment costs due to travel restrictions as a result of COVID-19. As a percent of total revenue, sales and marketing expense decreased to 10.6% for the three months ended March 31, 2021 from 14.2% for the three months ended March 31, 2020.
Other Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expenses, net:			—
Interest expense	$—	$(46)	$46	(100.0)%
Percentage of total revenue	—%	(0.3)%
Other (expense) income, net	(18)	11	(29)	(260.7)%
Percentage of total revenue	—%	0.1%
Change in fair value of warrant liability	(18,930)	(341)	(18,589)	5,449.2%
Percentage of total revenue	(52.4)%	(2.1)%
Total other expenses, net	$(18,948)	$(376)	$(18,572)	4,939.4%
Percentage of total revenue	(52.5)%	(2.3)%
Interest expense
We had no debt outstanding during the three months ended March 31, 2021. For the three months ended March 31, 2020, we had average outstanding debt of approximately of $3.5 million resulting in interest expense of $0.05 million.
Change in Fair Value of Warrant Liability
The increase of $18.6 million in the fair value of warrant liability for the three months ended March 31, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability which is directly related to our stock valuation increase over the same period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$36	$47	$(11)	(23.9)%
Percentage of total revenue	0.1%	0.3%
Provision for income taxes primarily consists of state income taxes for the three months ended March 31, 2021 and 2020. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources
General
As of March 31, 2021, our principal source of liquidity was cash and cash equivalents totaling $586.6 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.

We have financed our operations primarily through sales of our equity securities in our completed initial public offering, conversions of our redeemable preferred stock, payments received from customers, and borrowings under our credit facility.
On March 19, 2021, we completed our IPO in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions.
We believe our existing cash and cash equivalents and amounts available under our outstanding credit facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to our obligation to repay any balance under our credit facility if we were to borrow against the facility in the future, our platform revenue growth rate, receivable and payable cycles, the timing and extent of investments in research and development, sales and marketing, and general and administrative.
Credit Facility
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1), or the Loan Agreement, for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. The effective rate of interest as of March 31, 2021 and December 31, 2020 was 5.00%. Our obligations under the Loan Agreement are secured by substantially all of our assets.
In April 2021, we amended the agreement with Pacific Western Bank and exercised our option to increase our available line of credit from $25.0 million to $35.0 million, or the Amended Agreement. Additionally, we amended our minimum EBITDA and minimum net revenue covenants which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See Note 15 to the notes to our condensed financial statements for further details. We currently have $8.6 million available under the revolving line of credit due to our outstanding $25.0 million letter of credit to DoorDash and our outstanding $1.4 million letter of credit on the lease of our headquarters.
The Amended Agreement contains various affirmative and negative covenants and we were in compliance with these covenants as of March 31, 2021. As of March 31, 2021, we had no outstanding borrowings under the line of credit.
The credit facility contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants.

The credit facility also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations, judgment defaults, inaccuracy of representations and warranties, and a material adverse change default. Any default that is not cured or waived could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility to a per annum rate equal to 5.00% above the applicable interest rate, and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that is securing the credit facility.

The Amended Agreement will continue in full force and effect for so long as any obligations remain outstanding thereunder, provided, that, Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. We may terminate the formula revolving line or the non-formula revolving line at any time prior to the maturity date, upon two business days written notice to Pacific Western Bank, at which time all then outstanding obligations arising under the Amended Agreement, including any unpaid interest thereon, will accelerate and become immediately due and payable.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$4,209	$3,684
Net cash used in investing activities	(178)	(80)
Net cash provided by financing activities	$506,779	$14,897
Operating Activities
For the three months ended March 31, 2021, net cash provided by operating activities was $4.2 million, primarily due to net loss of $26.5 million adjusted for non-cash charges of $32.7 million and a net increase in our operating assets and liabilities of $2.0 million. The non-cash adjustments primarily relate to the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, stock-based charges of $8.2 million, inclusive of vesting of SARs of $2.8 million, and a charge related to a charitable donor-advised fund of $5.1 million in connection with the IPO. The net increase in operating assets and liabilities is primarily driven by an increase in accrued expenses of $8.5 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals and an increase in deferred revenue of $0.4 million. These increases are offset by an increase in accounts receivable of $2.3 million, an increase in prepaid expenses of $1.0 million, and increases in contract assets and deferred contracts costs of $0.4 million and $0.2 million, respectively.
For the three months ended March 31, 2020, net cash provided by operating activities was $3.7 million, primarily due to a net loss of $3.0 million adjusted for non-cash charges of $1.7 million and a net increase in our operating assets and liabilities of $5.1 million. The non-cash adjustments primarily relate to stock-based compensation of $0.9 million, the change in the fair value of redeemable convertible preferred stock warrants of $0.3 million and depreciation and amortization of $0.2 million. The net increase in operating assets and liabilities is primarily driven by an increase in accounts payable and accrued expenses of $15.1 million related primarily to higher fees owed to delivery service providers and vendors, and an increase in deferred rent and deferred revenue of $0.6 million and $0.4 million, respectively. This increase is offset by an increase in accounts receivable of $11.2 million due to the growth in our revenue.
Investing Activities
Cash used in investing activities was $0.2 million during the three months ended March 31, 2021, primarily due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our corporate office.

Cash used in investing activities was $0.1 million during the three months ended March 31, 2020, primarily due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our corporate office.
Financing Activities
Cash provided by financing activities was $506.8 million during the three months ended March 31, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our initial public offering (net of underwriters’ discounts and commissions), $19.2 million in cash received for employee payroll tax withholding on exercises of options, $2.1 million of net proceeds from the exercise of stock options. and $0.4 million of net proceeds from the exercise of warrants.

Increases were partially offset by payment of deferred offering costs of $0.4 million during the three months ended March 31, 2021.

Cash provided by financing activities was $14.9 million during the three months ended March 31, 2020, primarily related to $15.0 million in proceeds borrowed in March 2020 under the Amended Agreement.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income (loss) and free cash flow, each of which is a non-GAAP financial measure.

Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is defined as operating income (loss), adjusted for the impact of stock-based compensation expense and amortization of internally developed software expense. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards. The presentation of the non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
The following table presents a reconciliation of GAAP operating income (loss) to non-GAAP operating income (loss) for the following periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Income (loss) reconciliation:
Operating loss, GAAP	$(7,473)	$(2,603)
Plus: Stock-based compensation expense	8,249	949
Plus: Charitable donation of Class A common stock	5,125	—
Plus: Internally developed software amortization	138	65
Operating income (loss), non-GAAP	$6,039	$(1,589)

Non-GAAP Free Cash Flow
Free cash flow represents net cash used in operating activities, reduced by purchases of property and equipment, and capitalization of internally developed software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$4,209	$3,684
Purchase of property and equipment	(106)	(69)
Capitalization of internally developed software	(72)	(11)
Non-GAAP free cash flow	$4,031	$3,604
Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments during the three months ended March 31, 2021 from the contractual obligations and commitments disclosed in our final prospectus filed with the Securities and Exchange Commission on March 18, 2021, or the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933, as amended. See Note 12 of the notes to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our financial statements included elsewhere in this Quarterly Report on Form 10-Q. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus.
Recent Accounting Pronouncements
See Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for all recently issued standards impacting our condensed financial statements.
JOBS Act Accounting Election and Smaller Reporting Company Status
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in interest rates. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with the Amended Agreement with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2021, advances under the formula revolving line bear interest equal to the greater of (A) 0.75% above the Prime Rate then in effect; or (B) 5.00%. As of March 31, 2021, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. As of March 31, 2021, we had cash and cash equivalents of $586.6 million.
Foreign Currency Exchange Risks
Our revenue and costs are denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness
We previously identified material weaknesses in our internal control over financial reporting related to insufficient written policies and procedures for accounting and financial reporting and the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Accordingly, we have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.
Remediation Plans
We have commenced measures to remediate the identified material weaknesses. Specifically, we have:
•initiated the process of implementing a new revenue recognition system which will significantly reduce the number of manual controls currently required to recognize revenue;
•engaged external resources to assist with remediation efforts and internal control execution as well as to provide additional training to existing personnel; and
•hired additional internal resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls.
We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional remediation time.

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We have also received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline.

Risks Related to Our Business and Our Industry
The COVID-19 pandemic and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closures, indoor dining restrictions, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted the restaurant industry, our normal operations and impacted our employees, partners, and customers. We expect these disruptions and impacts to continue. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across our offices (including our corporate headquarters) to remote work-from-home arrangements, potentially cancelling business development events, and imposing travel and related restrictions. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Once our employees are able to return to our office space, we may experience decreased workforce productivity and disruptions if employees return on a staggered basis. Suspending travel and doing business remotely on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could create operational or other challenges as our workforce remains predominantly remote. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
With the onset of COVID-19, we began to see an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and continued through the first quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. For the three months ended March 31, 2021 and 2020, 41.6% and 64.4% of our platform revenue was subscription revenue, respectively, and 58.4% and 35.6% was transaction revenue, respectively. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and in the first quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.

The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These development include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, including restrictions on indoor dining that could impact our customers, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, and the extent of the impact of these and other factors on our employees, partners, vendors, and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, serve customers, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects. It could also result in declines in order volume as consumers potentially return to pre-COVID digital ordering preferences and habits.

The COVID-19 pandemic also has caused heightened uncertainty in the global economy. If economic conditions further deteriorate, consumers may not have the financial means to make purchases from our customers and may delay or reduce discretionary purchases, negatively impacting our customers and our results of operations. Uncertainty from the pandemic may cause prospective or existing customers to defer purchasing decisions in anticipation of new modules or enhancements by us or our competitors. Our small and medium business, or SMB, brands may be more susceptible to general economic conditions than our enterprise brands, which may have greater liquidity and access to capital. Uncertain and adverse economic conditions also may lead to increased refunds and chargebacks, reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulty in collections. Since the impact of COVID-19 is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause declines in the price of our Class A common stock.
Further, to the extent there is a sustained general economic downturn and our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand commerce spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in the restaurant industry and the loss of partners that may have gone out of business or may have merged with other of our partners, may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the restaurant industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

Our rapid growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.

We principally generate revenues through subscription revenue from our Ordering module, transaction fees associated with the use of our Rails and Dispatch modules, and professional service fees from the deployment and integration of our platform. While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to these customers, or that the volume of transactions on our platform will continue to increase. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 may not continue and our revenue may fluctuate in the near term. You should not rely on our revenue or other operating and liquidity metrics for any previous quarterly or annual period as any indication of our revenue or revenue growth or other operating and liquidity metrics or their growth in future periods.

We may also fail to attract new customers, increase the volume of transactions on our platform, retain or increase revenue from existing customers, or increase sales of our modules to both new and existing customers as a result of a number of factors, including:
•reductions in our current or potential customers’ spending levels;

•reduction in the number of transactions using our Ordering, Rails, and Dispatch modules due to the abatement of the effects of COVID-19, including a widespread rollout of the COVID-19 vaccine and the reopening of indoor dining;
•the absence of ongoing U.S. federal government stimulus directed at consumers;
•competitive factors affecting the software as a service, or SaaS, or restaurant brand software applications markets, including the introduction of competing platforms, discount pricing, and other strategies that may be implemented by our competitors;
•our ability to execute on our growth strategy and operating plans;
•a decline in our customers’ level of satisfaction with our platform and customers’ usage of our platform;
•the difficulty and cost to switch to a competitor may not be significant for many of our customers;
•changes in our relationships with third parties, including our delivery service provider, or DSP, ordering aggregator, or aggregator, customer loyalty, and payment processor partners;
•failure to maintain compatibility with third party systems or failure to integrate with new systems;
•the timeliness and success of new modules we may develop;
•concerns relating to actual or perceived security breaches;
•the frequency and severity of any system outages; and
•technological changes or problems.

Additionally, we anticipate that our revenue growth rate will decline over time to the extent that the number of customers using our platform increases and we achieve higher market penetration rates. Furthermore, to the extent our market penetration among larger potential customers increases, we may be required to target smaller customers to maintain our revenue growth rates, which could result in lower gross profits. As our growth rate declines, investors’ perception of our business may be adversely affected and the trading price of our Class A common stock could decline as a result. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing customers and increase sales to existing customers.
Our limited operating history with our new modules in a new and developing market makes it difficult to evaluate our current business and future prospects, and may increase the risk that we will not be successful.
In 2015 and 2017, we launched our Dispatch and Rails modules, respectively, and in 2016 we began to offer a transactional-based pricing model for our Ordering module. While the recent introduction of these new offerings, this new pricing model, and an increase in transaction volumes have contributed significantly to our recent growth in revenue, we have little experience with these new modules and transactional-based pricing model, which makes it difficult to accurately assess our future prospects. You should consider our future prospects in light of the challenges and uncertainties that we face, including:

•the fact that our business has grown rapidly and it may not be possible to fully discern the trends that we are subject to, including negative trends we may experience related to a widespread rollout of the COVID-19 vaccine and reopening of indoor dining;
•that we operate in a new and developing market with a rapidly changing competitive landscape;
•that we may be unable to accurately predict our revenue and operating expenses for new modules that we release;
•our ability to enhance or retain our brand among customers and potential customers;
•that we may in the future enter into additional new and developing markets that may not develop as we expect or that our platform or modules may not adequately address; and
•that elements of our business strategy are new and subject to ongoing development.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not manage these risks successfully, our reputation, business, results of operations, and prospects will be harmed.
Our business could be harmed if we fail to manage our growth effectively.
The rapid growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and cloud infrastructure and its ability to handle increased traffic and demand. The growth in the number of third-party ecosystem partners, customers using our platform, and the number of orders processed, coordinated, and delivered through our Ordering, Rails, and Dispatch modules has increased the amount of data and requests that we process. Additionally, new modules, solutions, services, and restaurant ecosystem partners that we integrate may significantly increase the load on our technology infrastructure. Any problems with the transmission or storage of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform, including by improving or expanding cloud infrastructure.
This rapid growth has also placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. As a result, we intend to increase headcount significantly in the near future to further expand our overall business, with no assurance that our revenues will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. In addition, our management team has little experience leading a large, potentially global business operation, so our management may not be able to lead any such growth effectively.
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses since inception. We incurred net losses of $26.5 million and $3.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $95.8 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the near-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
•sales and marketing expenses, as we continue to spend on marketing activities and expand our sales efforts;
•research and development expenses, as we continue to introduce new modules to extend the functionality of our platform;
•expenses related to customer service and support, which is critical to our continued success and ability to maintain a strong reputation for our brand;
•expenses related to further investments in our network infrastructure in order to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements; and
•general costs and administrative expenses as a result of our continued growth and the increased costs associated with being a public company.
These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. Historically, our costs have increased each year due to these investments and we expect to continue to incur increasing costs to support our anticipated future growth. In addition, the costs associated with acquiring new customers may materially rise in the future, including if we expand international sales efforts outside of the United States and Canada, increase our efforts to pursue small and medium, or SMB, restaurant brands, or increase sales efforts to other verticals. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or sustain profitability.
We may also make decisions that would reduce our short-term operating results if we believe those decisions will improve the experiences of our customers and consumers and if we believe such decisions will improve our operating results over the long-term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially harmed.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
We have historically incurred significant costs and experienced long sales cycles when selling to customers. In the restaurant brand market segment, the decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, while restaurant brand customers may more quickly deploy our modules on a limited basis, before they will commit to deploying our modules at scale, they often require extensive education about our modules and significant customer support time or pilot programs, engage in protracted pricing negotiations and seek to secure development resources. In addition, sales cycles for restaurant brand customers in general and larger restaurant brands in particular are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Further, even after our customers contract to use our platform, they may require extensive integration or deployment resources from us before they become active customers, which have at times extended to multiple quarterly periods following the execution of the agreement. Because we generally only generate Ordering, Rails, and Dispatch module revenue after our platform is deployed, if we are unable to deploy our platform with our customers in a timely manner, our results of operations and financial condition may be harmed. Finally, our customers may choose to develop their own solutions that do not include any or all of our modules. They also may demand reductions in pricing as their usage of our modules increases, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations and financial condition may be adversely affected.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing of our platform, or any of our modules;
•fluctuations in usage of our platform, or any of our modules, including due to the potential lack of durability of the growth we have experienced in the near term due to COVID-19 and the associated shelter-in-place orders on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions abate;
•our ability to attract new customers;
•our ability to retain our existing customers;
•the timing of our customer purchases and deployments;
•customer expansion rates and the pricing and quantity of subscriptions renewed and transactions processed through our platform;
•timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•the investment in new modules relative to investments in our existing infrastructure and platform;
•fluctuations or delays in purchasing decisions in anticipation of new modules or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including sales commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•health epidemics or pandemics, such as the COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our modules and platform capabilities or third-party applications or point of sale or management systems that our platform integrates with.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and Ordering, Rails, and Dispatch modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers may not renew their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to build their own solution internally or if they decide to temporarily or permanently close their restaurants in a location then affected by the COVID-19 pandemic. Additionally, consumers may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels and the loss of customers or reductions in the number of locations that use our platform or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using, or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.
If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
The on-demand commerce and digital ordering markets are characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides them with the tools they need to operate their businesses in a manner that is productive and meets or exceeds their expectations. Our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform. Additionally, to achieve and maintain market acceptance for our platform, we must effectively integrate with new or existing software solutions that meet changing customer demands in a timely manner.
As we expand our platform and services, and as the number of our customers with higher volume sales increases, we expect that we will need to offer increased functionality, scalability and support, including to keep our platform, systems, and services secure, which requires us to devote additional resources to such efforts. To the extent we are not able to enhance our platform’s functionality in order to maintain its utility and security, enhance our platform’s scalability in order to maintain its performance and availability, or improve our support functions in order to meet increased customer service demands, our business, operating results, and financial condition could be adversely affected.
We may experience difficulties with software development that could delay or prevent the development, deployment, introduction, or implementation of new modules and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded modules, and integrate those modules into our platform. We must also continually update, test, certify, maintain, and enhance our software platform. We may make significant investments in new modules or enhancements that may not achieve expected returns. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to perform it in a manner that responds to our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software.
The success of our platform depends, in part, on our ability to integrate third-party applications, software, and other offerings into our platform. We anticipate that the growth of our business will continue to depend on third-party relationships, including relationships with our point of sale, or POS, systems, DSPs, aggregators, digital agencies, payment processors, loyalty providers, and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as search engine and social media, location services, voice ordering, autonomous vehicle, and virtual kitchen providers. Identifying, negotiating, and documenting relationships with third parties and integrating third-party content and technology requires significant time and resources, and third-party providers may choose to terminate their relationship with us, compete directly against us, enter into exclusive arrangements with our competitors, or make material changes to their businesses, solutions, or services that could be detrimental to our business.
Third-party developers may change the features of their offering of applications and software or alter the terms governing the use of their offerings in a manner that is adverse to us. We may also be unable to maintain our relationships with certain third-parties if we are unable to integrate our platform with their offerings. In addition, third-parties may refuse to partner with us or limit or restrict our access to their offerings. We may not be able to adapt to the data transfer requirements of third party offerings. If third-party applications or software change such that we do not, or cannot, maintain the compatibility of our platform with these applications and software, or if we fail to ensure there are third-party applications and software that our customers desire to add to their ordering or delivery portals, demand for our platform could decline. If we are unable to maintain technical interoperability, our customers may not be able to effectively integrate our platform with other systems and services they use. If we fail to integrate our platform with new third-party offerings that our customers need to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their consumers expect, which would harm our business.
The third party service providers we integrate with may not perform as expected under our agreements or under their agreements with our customers, we or our customers may in the future have disagreements or disputes with such providers, or such providers may experience reduced growth, reduce incentives for our customers’ consumers to make delivery orders or otherwise change their business models in ways that are disadvantageous to us or our customers. For example, if the DSP providers we partner with for our Dispatch module were to increase prices of the delivery to customers, the number of orders made through our platform could be reduced and our business may be harmed. In addition, if our Rails providers were to reduce incentives for consumers to order through those respective aggregators, our revenue and business may be harmed. If we lose access to solutions or services from a particular partner, or experience a significant reduction or disruption in the supply of services from a current partner, it could have an adverse effect on our business and operating results.
Our Dispatch module currently relies on a limited number of DSPs.
The availability of DSPs generally, and of specific DSPs in certain markets, is integral to the value that our Dispatch module provides to our customers and our ability to generate revenue from orders fulfilled through Dispatch. However, the delivery service provider market has not yet fully developed and could be adversely affected by various conditions, including industry consolidation, changes in labor and independent contractor laws and changes in pricing models, the success of competitors or competing solutions for customers, and general economic conditions. In general, there is more than one DSP available to fulfill delivery orders through Dispatch. In certain markets, however, delivery orders are fulfilled by one or a limited number of DSPs, with a subset of such DSPs being responsible for fulfilling a majority of orders in that market. In addition, certain of these DSPs may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us. If one or more DSPs that represents a significant volume of our Dispatch transactions overall, or DSPs that represent a significant volume of our Dispatch transactions in any single market, are no longer able to continue to provide timely and reliable delivery services, or if we or a DSP terminate our partnership, we could experience significant interruptions in the delivery of orders through our Dispatch module, which could have an adverse effect on our business, financial condition, and results of operations.
Our Rails module currently relies on a limited number of aggregators.
Our Rails module integrates with a limited number of digital ordering aggregators to fulfill third-party ordering transactions on our platform. These aggregators could decide to create new software that is incompatible with our platform, enter into exclusive agreements directly with our customers or potential customers, or enter into agreements directly with our competitors or potential future competitors of ours that are exclusive or on terms that are more favorable than those we offer to our customers. Certain of these aggregators may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us. Moreover, recently a number of aggregators have merged, consolidated, or gone out of business, which could reduce the number of aggregators on our Rails module, reduce our revenue, and limit the effectiveness of Rails. In the event that any of the largest digital ordering aggregators do not integrate with our platform, or create software that is incompatible or competes with our platform by directly integrating with one of our customers, our ability to generate transactional revenue using our Rails module will decline, which could harm our business and results of operation. If we or one or more of these aggregators that represents a significant volume of our Rails transactions overall terminate our partnership, it could have an adverse effect on our business, financial condition, and results of operations.
For the year ended December 31, 2020, our 10 largest restaurant customers generated an aggregate of approximately 21% of our revenue. For the three months ended March 31, 2021, and 2020, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash Inc., or DoorDash, accounted for an aggregate of 24.5% and 13.9% of our total revenue, respectively, and DoorDash accounted for a majority of our transaction revenue from our Rails module during the three months ended March 31, 2021 and 2020.
On April 22, 2021, we entered into a Restated Delivery Network Agreement, or the Restated Agreement, which replaces and supersedes the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017, and November 12, 2020, with DoorDash. The term of the Restated Agreement will continue for a duration of three years from April 1, 2021, and will renew for a fourth year subject to each party’s written consent. We and DoorDash have also agreed to work together in good faith to make certain product enhancements in connection with the Restated Agreement. Either party may terminate the Restated Agreement upon material breach of the terms of the agreement by the other party, subject to notice and opportunity to cure. The termination of the Restated Agreement would materially and adversely impact our revenue and could impair our profitability. The foregoing description of the material terms of the Restated Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Restated Agreement, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or the systems with which our platform integrates could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.
We operate in the on-demand commerce industry, which is prone to cyber-attacks. Our board of directors reviews cybersecurity risks brought to its attention by members of senior management who report up to our board of directors. We have an established in-house security team which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of the board of directors and the audit committee at regular meetings of the audit committee. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their consumers’ data, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against attacks. Further, our platform also integrates with third-party applications and POS and management systems over which we exercise no control. Such third-party applications and POS and management systems are also susceptible to security breaches, which could directly or indirectly result in a breach of our platform. The failure of a customer’s third-party front-end provider to adequately protect their systems could result in an attack that we are unable to prevent from the back-end, which could result in a service outage for all customers, and may require us to take the affected customer offline to restore service to the platform for other customers. In addition, techniques used to sabotage or to obtain unauthorized access to data change frequently. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks directly, or into our platform through the third-party applications or POS and management systems with which our platform integrates. Our exposure to security breaches may be heightened because our platform is accessible through hundreds of our customers’ white label domains and mobile applications.
Our storage and use of our customers’ data concerning their restaurants and consumers is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and information relating to them and consumers. If a security breach were to occur, as a result of third-party action, employee error, malfeasance, or otherwise, and the confidentiality, integrity or availability of our customers’ data was disrupted, we could incur significant liability to our customers and their consumers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, any loss of customer or individual consumer data could create significant monetary damages for us that may harm our ability to operate the business.

A security vulnerability in our platform or point of sale integration software could compromise our customers’ in-store networks, which could expose customer or consumer information beyond what we collect through our platform. As a multitenant SaaS provider, despite our logical separation of data between customers, we may face an increased risk of accidentally commingling data between customers due to employee error, a software bug, or otherwise, which may result in unauthorized disclosure of data between customers. We may in the future be subject to distributed denial of service, or DDoS, attacks, a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack could delay or interrupt service to our customers and their consumers and may deter consumers from ordering or engaging with our customers’ restaurants. Our platform and third-party applications may also be subject to DDoS attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, hacking, credential stuffing, social engineering, phishing, physical theft, and other attacks by third parties are prevalent in our industry. We may experience such attacks in the future and, as a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks.
Moreover, our platform and third-party applications, services, or POS and management systems integrated with our platform could be breached if vulnerabilities in our platform or third-party applications or POS and management systems are exploited by unauthorized third parties or due to employee error, malfeasance, or otherwise. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data. Because techniques used to obtain unauthorized access change frequently and the size and severity of DDoS attacks and security breaches are increasing, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. In addition to our own platform and applications, some of the third parties we work with may receive information provided by us, by our customers, or by our customers’ consumers through web or mobile applications integrated with our platform. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed.
Any actual or perceived DDoS attack or security breach of our platform, systems, and networks could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and alleviate problems caused by the DDoS attack or security breach. Our ability to retain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider or one of the service providers we partner with, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.
If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
Software or APIs such as ours may contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect or correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities, or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand, any of which could have an adverse effect on our business and results of operations. For example, our payment processing code may contain a software bug or other misconfiguration, resulting in failure to collect payment for orders that are otherwise fulfilled, which could result in significant refunds owed to our customers. A software or API bug could also result in a customer receiving an item other than what they ordered or an ingredient to which they are allergic, causing reputational harm to us. In addition, our tax calculation code may also contain errors or defects, which may result in differences payable by us or fines owed by us, or our fraud detection software could identify false positives in the system, and in turn could reduce transactional revenue. Furthermore, our platform allows us to deploy new versions and enhancements to all of our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities, or software bugs to all of our customers simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our customers.

Because our customers use our platform for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions, or software bugs in our platform and APIs could result in losses to our customers. Although we endeavor to limit our liability in customer agreements, our customers may be entitled to significant compensation from us in the form of service level credits or to pursue litigation against us for any losses they suffer or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, at industry conferences, or with peer companies, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our customers that attempt to limit our exposure to claims against us would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and distracting to our management team and costly to defend, and such a claim could seriously damage our reputation and brand, making it harder for us to sell our modules.
We and certain of our third-party partners, service providers, and subprocessors transmit and store personal information of our customers and consumers. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
We transmit and store personal information and other confidential information of our partners, our customers, and consumers. Third-party applications integrated with our platform may also handle or store personal information, credit card information, including cardholder data and sensitive authentication data, or other confidential information. We do not proactively monitor the content that our customers upload and store, or the information provided to us through the applications integrated with our platform, and, therefore, we do not control the substance of the content on our servers, which may include personal information. Additionally, we use dozens of third-party service providers and subprocessors to help us deliver services to customers and consumers. These service providers and subprocessors may handle or store personal information, credit card information, or other confidential information. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and consumers. This information could also be otherwise exposed through human error, malfeasance, or otherwise. The unauthorized release, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a data breach did not arise out of our actions or inactions, or if it were to affect one or more of our competitors or our customers’ competitors, the resulting consumer concern could negatively affect our customers and our business.

We integrate with a number of third-party service providers in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such service providers, a security breach of one of these providers could become negatively associated with our brand, or our assistance in responding to such a breach could tie up our internal resources. By the nature of the integrations, we could also get directly drawn into any resulting lawsuits. We are also subject to federal, state, and provincial laws regarding cybersecurity and the protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information and our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain customers, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. As cardholder data and sensitive authentication data is transmitted through our platform, we may be required by card networks and our contracts with payment processors to adhere to the Payment Card Industry Data Security Standards, or PCI-DSS.

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks and self-regulatory organizations, including PCI-DSS, around the security of personal information, cardholder data, or sensitive authentication data, could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, consumers, or other relevant stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. In addition, if our security measures fail to protect credit card information adequately, we could be liable to our partners, our customers and, consumers for their losses. As a result, we could be subject to fines, we could face regulatory or other legal action, and our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
The regulatory framework for privacy and security issues in the United States is rapidly evolving. Laws in all 50 states require us to provide notice to customers when certain sensitive personal information has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, on January 1, 2020, California adopted the California Consumer Privacy Act of 2018, or CCPA, which provides new data privacy rights for consumers and new operational requirements for covered businesses. The CCPA gives California residents more control over their personal information and includes a statutory damages framework and private right of action imposing civil penalties against businesses that fail to comply with certain security practices. Although the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and exposure to liability. More so, additional states that adopt privacy laws that differ from the CCPA may require us to do unanticipated and unbudgeted work in order to comply with additional privacy and data security requirements. The costs associated with compliance may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy and data security laws, rules, and regulations. The European Union, or EU, has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018. Among other requirements, the GDPR regulates transfers of personally identifiable information from the EU to non-EU countries, such as the United States. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals can claim damages as a result of GDPR violations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance.
Certain current or potential future customers are subject to the GDPR and we may be required to assist such customers with their compliance obligations. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR. We may be required to expend resources to assist our customers with such compliance obligations. Assisting our customers in complying with the GDPR or complying with the GDPR ourselves if we expand our business to the EU in the future may cause us to incur substantial operational costs or require us to change our business practices to maintain such information in the European Economic Area.
We publish privacy policies, self-certifications, such as the EU-US Privacy Shield, and other documentation regarding our collection, processing, use and disclosure of personal information, credit card information, and other confidential information. Recently the ES-US Privacy Shield was declared insufficient by the Court of Justice of the European Union and the EU-US Privacy Shield is no longer a valid mechanism to comply with EU data protection requirements relating to data transfers. We do not know when, or if, the EU-US Privacy Shield will become an effective mechanism for data transfers. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, resulting in reputational or financial harm to the company. Globally, there have been numerous lawsuits brought against technology companies related to their privacy and data security practices. If those lawsuits are successful, it could increase the risk that we may be exposed to liability for similar practices. Furthermore, if customer concerns regarding data security increase, customers may be hesitant to provide us with the data necessary to provide our service effectively. This could generally limit the adoption of our product and the growth of our company.
Payment transactions processed on our platform may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm our business.
The payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them. We are also required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards, which would have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or could otherwise harm our business. If we were unable to facilitate payment card transactions on our platform, or were limited in our ability to do so, our business would be materially and adversely affected.
If we fail to comply with the rules and regulations adopted by the payment card networks, we would be in breach of our contractual obligations to our payment processors, financial institutions, or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer or consumer information. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.
We believe the licensing requirements of the Financial Crimes Enforcement Network and state agencies that regulate banks, money service businesses, money transmitters, and other providers of electronic commerce services do not apply to us. One or more governmental agencies may conclude that, under its statutes or regulations, we are engaged in activity requiring licensing or registration. In that event, we may be subject to monetary penalties, adverse publicity, and may be required to cease doing business with residents of those states until we obtain the requisite license or registration.
We currently generate significant revenue from our largest restaurant customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations, and financial condition.
For the year ended December 31, 2020, our 10 largest restaurant customers generated an aggregate of approximately 21% of our revenue. Although these customers enter into long-term contracts with us, they may reduce or terminate their usage of our platform or decide not to renew their agreements with us.
We have in the past, and we may in the future, lose one or more of our largest restaurant customers. While no such losses have been material to date, in the event that any of our largest restaurant customers do not continue to use our platform, use fewer of our modules, use our modules in a more limited capacity, or not at all, or if the volume of transactions processed on our platform declines, our business, results of operations, and financial condition could be adversely affected in the future.
Our business is highly competitive. We may not be able to compete successfully against current and future competitors.
We face competition in various aspects of our business and we expect such competition to intensify in the future, as existing and new competitors, including some of our current ecosystem partners, introduce new solutions or enhance existing solutions that are directly competitive with our modules. Our platform combines functionality from numerous product categories, and we may compete against providers in each of these categories including white-label digital ordering solution providers, restaurant-focused POS platforms, aggregators that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or customer requirements. Some ordering aggregators sell solutions that are competitive with our core platform and they may become more aggressive in their sales tactics, including by bundling competitive solutions with their delivery or aggregator products. If competitors, many of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed.
Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market, or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including point of sale functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

Mergers of or other strategic transactions by our competitors, our customers, or our partners could weaken our competitive position or reduce our revenue.
If one or more of our competitors, aggregator partners, or DSPs were to consolidate or partner with another one of our competitors, aggregator partners, or DSPs, the change in landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our third party ecosystem partners, thereby limiting our ability to promote our platform. In addition, we may lose customers that merge with or are acquired by companies using a competitor’s or an internally developed solution. Disruptions in our business caused by these events could adversely affect our revenue growth and results of operations.
If we fail to maintain a consistently high level of customer service or if we fail to manage our reputation, our brand, business, and financial results may be harmed.
We believe our focus on customer service and support is critical to onboarding new customers, retaining our existing customers and growing our business. As a result, we have invested heavily in the quality and training of our support team along with the tools they use to provide this service. If we are unable to maintain a consistently high level of customer service, we may lose existing customers or fail to increase revenues from existing customers. In addition, our ability to attract new customers is highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation and the number of positive customer referrals that we receive.
We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results, and financial condition. We may also engage the services of third parties who provide consulting services to support our business and the failure to identify and/or retain such third parties could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management, including our Founder and Chief Executive Officer, Noah Glass, and other key employees to execute on our business plan, keep our platform stable and secure, and to identify and pursue new opportunities and platform innovations. The failure to properly manage succession plans or the loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees with the exception of Noah Glass, our Founder and Chief Executive Officer. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.
We engage the services of third parties who provide us with certain consulting services to support our business. Any failure to identify and/or retain such third parties could adversely affect our business, operating results and financial condition and could require significant amounts of time and resources to find suitable replacements.
If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. Our substantial anticipated headcount growth and our transition from a private company to a public company may make it difficult to maintain these important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
If we are unable to hire, retain, and motivate qualified personnel, our business may be adversely affected.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS or on-demand commerce applications, products managers and designers, and experienced enterprise sales professionals.
Further, our ability to increase our customer base, especially among restaurant brands, SMBs, potential international customers and other customers we may pursue, or to achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus and train our sales, marketing and customer success personnel.

Our ability to convince restaurant brands to use our platform or adopt additional modules will depend, in part, on our ability to attract and retain sales personnel with experience selling to large enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train, and retain a sufficient number of experienced sales professionals, particularly those with experience selling to restaurant brands or large enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at restaurant brands and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.
In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with the appropriate qualifications, particularly if we significantly expand headcount in the near-term. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Additionally, many of our employees currently work remotely, which has allowed us to reduce capital expenditures on office space, leases, and other related costs. If we increase the number of employees who do not work remotely, we could incur increased costs and expenses in order to provide the appropriate office infrastructure for these personnel.
We rely upon Amazon Web Services and other infrastructure to operate our platform, and any disruption of or interference with our use of these providers would adversely affect our business, results of operations, and financial condition.
We outsource substantial portions of our cloud infrastructure to Amazon Web Services, or AWS, Cloudflare, and other infrastructure providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Their failure to access our platform could make us liable for service credits or, in more severe cases, contractual breaches. We are, therefore, vulnerable to service interruptions at AWS, Cloudflare, and other infrastructure providers, which could decrease the number of transactions we process on our platform and negatively impact our revenue. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints including those related to the complexity and number of order permutations. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud, or security attacks. In addition, if an infrastructure provider’s security is compromised, or our modules or platform are unavailable or our customers or their consumers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our platform become more complex and the usage of our platform increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations, and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
In addition, AWS provides us with service pursuant to an agreement that continues until terminated by either party. Pursuant to our agreement with AWS, we have committed to spending $3.4 million over the two-year period of November 2019 through November 2021. AWS may terminate the agreement by providing 90 days prior written notice, and it may, in some cases, terminate the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, arranging alternative cloud infrastructure services could be costly, complicated, and time-consuming, and we could experience interruptions on our platform and in our ability to make our modules available to customers. Our agreement with AWS also includes a minimum spending commitment, part of which may be forfeited if we were to switch providers.
Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations, and financial condition.
We may be unable to achieve or maintain data transmission capacity.
Our customers often draw significant numbers of consumers to their websites and mobile applications over short periods of time, including during key television events, marketing events, holidays, or during peak delivery times, which significantly increases the traffic on our servers and the volume of transactions processed on our platform. Our infrastructure or software may be unable to achieve or maintain capacity high enough to handle increased traffic or process transactions in a timely manner. Our failure to achieve or maintain high capacity could significantly reduce demand for our platform. Further, as we continue to attract larger restaurant customers, the volume of data stored and transactions processed on our platform will increase, especially if such customers draw significant numbers of consumers over short periods of time. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase, or lease additional infrastructure in order to handle the increased load. Our ability to deliver our platform also depends on the development and maintenance of internet and mobile application infrastructure by third parties, including by our cloud service provider. Such development and maintenance includes the maintenance of reliable networks with the necessary speed, data capacity, and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected.
Our business and prospects would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems or applications adversely impact the process by which customers and consumers interface with our platform.
We believe that our platform’s functionality, simplicity, positive user experience, and ability to integrate with multiple technology partners in the restaurant ecosystem have helped us to expand and offer our platform to customers who may have limited technical personnel. In the future, providers of mobile, website, or other operating systems or applications could introduce new features, policies or rules that would make it difficult for customers to use our platform. In addition, mobile devices, websites, operating systems, or other applications could introduce new features, change existing operating systems, APIs, or other specifications such that they would be incompatible with our platform, or prevent delivery or aggregator partners from accessing customers who are using our platform. Any changes to technologies used in our platform, existing features that we rely on, or operating systems, APIs, or applications that make it difficult for customers to access our platform or consumers to access our customers’ ordering applications or websites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business and prospects.
Our future success depends in part on our ability to drive the adoption of our platform by international and SMB customers, and to expand into new, on-demand commerce verticals.
Although we currently do not derive significant revenue from customer accounts located outside the United States, and do not derive any revenue from customer accounts outside of North America, the future success of our business may depend, in part, on our ability to expand our customer base worldwide. However, because we have limited experience with international customers or in selling our platform internationally, our business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our platform to these potential customers may not be successful. Additionally, our success may depend in part on our ability to increase our partnerships with SMB customers. These customers may have different requirements than our larger restaurant brand customers, and therefore may not find our platform to be as attractive as our existing customers. They may also be unwilling to agree to pay subscription or transactional fees for our platform or modules at the levels required to make these transaction profitable, or they may request additional functionality, training, customer service, or software integrations. We also believe that our platform can be applied to other on-demand commerce verticals beyond the restaurant industry, and plan to focus on sectors or opportunities that are also undergoing the digital transformations. If we are unable to increase the revenue that we derive from international and SMB restaurant customers, or deploy our platform in other on-demand commerce verticals, then our business, results of operations, and financial condition may be adversely affected.
We may be subject to claims by third parties of intellectual property infringement.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, modules, technology, methods or practices infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of modules that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.
Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition and results of operations. Although we do not believe that our proprietary technology, processes and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our modules or re-brand our modules. We may also be obligated to indemnify our customers against intellectual property claims, and we may have to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules and otherwise negatively affect our business and operating results.
We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property or prevent third parties from making unauthorized use of our technology could adversely affect our business, results of operations, and financial condition.
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own one registered trademark in the United States as of March 31, 2021, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
We rely primarily on trade secret laws and confidentiality agreements with our business partners, employees, consultants, advisors, customers, and other current or prospective partners in our efforts to protect our proprietary technology, confidential information, processes, methods, and intellectual property. These confidentiality agreements may not effectively prevent disclosure of our confidential information or the unauthorized use of our technology, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.
We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations, and financial condition could be adversely affected.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers, our partners, or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

We use open source software in our platform, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We rely on open source software in our proprietary platforms and we expect to continue to rely on open source software in our platform in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platforms. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software. Moreover, we cannot ensure that we have not incorporated and are currently relying on additional open source software in our platform in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Although we employ open source software license screening measures, if we were to combine our proprietary software platform with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary platform, which could allow our customers and competitors to freely use such software solutions without compensation to us. Additionally, we may from time to time face claims from third parties: claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, required to comply with onerous conditions or restrictions, required to make our proprietary source code for our platform and any modifications and derivative works developed using such open source software generally available at no cost, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid use of the open source software in dispute, which could disrupt the business dependent on the affected platforms. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations, and financial condition.
Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand, our business and competitive advantage may be harmed.
We believe that maintaining, promoting, and enhancing the Olo brand is critical to expanding our business. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality, well-designed, useful, reliable, and innovative modules, which we may not do successfully in the future.
Errors, defects, security incidents, disruptions, or other performance problems with our platform, including with third-party applications, services, or partners, may harm our reputation and brand. We may introduce new modules or terms of service that our customers or consumers do not like, which may negatively affect our brand. Additionally, if our customers or consumers have a negative experience using our modules or third-party solutions integrated with our platform, such an experience may affect our brand, especially as and if we continue to attract multi-location restaurant customers to our platform.
We receive significant media coverage in the United States, especially in the restaurant trade press. Any unfavorable media coverage or negative publicity about our company, for example, the quality and reliability of our platform, our privacy and security practices or the loss or misuse of our customer data or consumers’ personal information, our platform changes, litigation, or regulatory activity, or regarding the actions of our partners or our customers, could seriously harm our reputation. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customers, and result in decreased revenue, which could seriously harm our business.
We believe that the importance of brand recognition will increase as competition in our market increases. In addition to our ability to provide reliable and useful modules at competitive prices, successful promotion of our brand will depend on the effectiveness of our marketing efforts. While we primarily market our platform through direct sales efforts, our platform is also marketed through a number of free traffic sources, including customer referrals and word-of-mouth. Our efforts to market our brand have involved significant expenses, which we intend to increase, and as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing spend may not yield increased revenue, and even if it does, any increased revenue may not offset the expenses we incur in building and maintaining our brand.
Activities of customers or partners or the content of our customers’ websites or mobile applications could damage our brand, subject us to liability, and harm our business and financial results.
Our terms of service and acceptable use policy prohibit our customers and partners from using our platform to engage in illegal or otherwise prohibited activities and our terms of service and acceptable use policy permit us to terminate a customer’s or partner’s account if we become aware of such use. Customers or partners may nonetheless engage in prohibited or illegal activities including in connection with their use of our products and services, which could subject us to civil or governmental liability or enforcement. We do not proactively monitor or review the appropriateness of the content of our customers’ websites or mobile applications and we do not have control over such content or our customers’ activities. The safeguards we have in place may not be sufficient for us to avoid liability, including through litigation, or avoid harm to our brand, especially if such inappropriate or illegal use is high profile, which could adversely affect our business and financial results. In addition, if we expand internationally, we may be subject to similar actions in foreign jurisdictions alleging that customers’ store content violates laws in foreign jurisdictions.
Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, business interruptions resulting from a destruction of our headquarters, and negatively affect the growth of our business.
More specifically, we are heavily reliant on the restaurant, food, and delivery industries and any downturn or fundamental shift in those industries could significantly impact our results. Reports, whether true or not, of foodborne illnesses and injuries caused by food tampering have severely injured the reputations of participants in the food business and could do so in the future. The potential for acts of terrorism on the United States’ food supply also exists and, if such an event occurs, it could harm our business and results of operations. In addition, reports of foodborne illnesses or food tampering could, as a result of negative publicity about the restaurant industry, harm our business and results of operations.
In addition, we contract directly with our DSPs to provide delivery services to our restaurant customers through Dispatch and then invoice our restaurant customers for the cost associated with DSP services. As a result, we may be required to make payments to DSPs prior to receiving payment from our restaurant customers for DSP transactions, which could reduce the amount of cash and cash equivalents we have available for the period between payment to the DSPs and receipt of payment from the restaurant customer. In addition, if any of our restaurant customers were to go out of business, become insolvent, or otherwise be unable to pay for DSP transactions, we would be responsible for making payments to the DSPs that our customers otherwise would have made, which could adversely affect our business.
Lastly, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform and modules. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Increases in food, labor, and occupancy costs could adversely affect results of operations.
Our financial success is dependent, in part, on the ability of our restaurant customers to increase digital ordering and maintain profitability. These customers may experience increased operating costs, including as a result of changes to food, labor, occupancy, insurance, and supply costs, as well as costs of safety equipment related to the COVID-19 pandemic, and they may be unable to recover these costs through increased menu prices. Various factors beyond our control, including government regulations relating to independent contractor classifications and minimum wage increases, may affect the total cost of digital food orders to consumers. If our current or future customers are unable to maintain or increase digital orders, or maintain profitability, our business, financial condition, and results of operations could be harmed.
We may make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders and otherwise disrupt our operations and adversely affect our business, operating results, or financial position.
From time to time, we may evaluate potential strategic acquisition, joint venture or partnership opportunities. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and other partnerships involve a number of risks, such as:

•diversion of management time and focus from operating our business;
•use of resources that are needed in other areas of our business;
•in the case of an acquisition, implementation or remediation of controls, procedures, and policies of the acquired company;
•in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company and maintaining the quality and security standards consistent with our brand, including potential risks to our corporate culture;
•coordination of product, engineering, and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and platform and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenues, licensing, support, or professional services model of the acquired company;
•in the case of an acquisition, retention and integration of employees from the acquired company;
•unforeseen costs or liabilities, including potential legal liability for violations of applicable law or industry rules and regulations arising from prior or ongoing acts or omissions by the acquired company or partner that are not discovered by due diligence during the acquisition or partnership process;
•adverse effects to our existing business relationships with partners and customers as a result of the acquisition or joint venture;
•the possibility of adverse tax consequences;
•litigation or other claims arising in connection with the acquired company or partner; and
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in issuances of securities with superior rights and preferences to our common stock, or the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities.
We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this time we have made no commitments or agreements with respect to any such material transactions.
We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business.
We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business. Third-party software and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use, or any failures of, third-party software or services could result in delays in our ability to provide our modules or run our business until equivalent software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent module, any of which could cause an adverse effect on our business and operating results. Further, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our modules.
Our pricing decisions and pricing models may adversely affect our ability to attract new customers and retain existing customers.
In 2015 and 2017, we launched our Dispatch and Rails modules, respectively, and in 2016 we began to offer a transactional-based pricing model for our Ordering module. As a result, we have limited experience determining the optimal prices for our modules and may be unable to convert existing customers from a flat-fee model to our transactional based pricing models. We have changed our pricing model from time to time and expect to do so in the future or sell new modules. However, given our limited experience with selling new modules, it may turn out that the new pricing models, or the pricing for any other modules we may develop, is not optimal, which may result in our modules not being profitable or not gaining market share. As competitors introduce new solutions that compete with ours, especially in the digital ordering and delivery spaces where we face significant competition, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the mix of adoption among our modules and negatively impact our overall revenue. Moreover, restaurant brands may be sensitive to price increases or to the prices offered by competitors. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, profitability, financial position, and cash flows.
Provisions of our financial instruments may restrict our ability to pursue our business strategies.
We currently have a credit facility, which requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•dispose of or encumber assets;
•complete mergers or acquisitions;
•incur additional indebtedness;
•pay dividends or make other distributions to holders of our shares;
•make specified investments;
•change certain key management personnel;
•engage in any business other than the businesses we currently engage in; and engage in transactions with affiliates.
These restrictions could inhibit our ability to pursue our business strategies. If we default under our credit facility, and such event of default is not cured or waived, the lender could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if some or all of these instruments are accelerated upon a default.
We may also incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance, or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness, as applicable, or force us into bankruptcy or liquidation.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

•Any of these developments could adversely affect our results of operations.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our modules and adversely affect our results of operations.
An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020 and 2019, we had approximately $31.7 million and $46.8 million of federal net operating losses, or NOLs. Approximately $12.6 million of the federal NOLs will expire at various dates beginning in 2035 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2020 and 2019, we had approximately $26.2 million and $38.0 million of state NOLs. Of the state NOLs, some may follow the Tax Cut and Jobs Act and are indefinite life and most are definite life with various expiration dates beginning in 2025 through 2039. The federal research and development tax credits were approximately $1.3 million as of each of December 31, 2020 and 2019, respectively. The federal research credits will begin to expire in 2026. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” as defined under Section 382 of the Code and applicable Treasury Regulations, is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change, including, potentially, in connection with our IPO, under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, and the valuation of our stock-based compensation awards, including the determination of fair value of our Class A common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over our financial statement close process specifically related to insufficient written policies and procedures for accounting and financial reporting and the lack of properly designed controls related to accounting for revenue recognition in accordance with standards under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We are working to remediate this material weakness through the development and implementation of processes and controls over the financial reporting process. Specifically, we have:
•initiated the process of implementing a new revenue recognition system which will significantly reduce the number of manual controls currently required to recognize revenue;
•engaged external resources to assist with remediation efforts and internal control execution as well as to provide additional training to existing personnel; and
•hired additional internal resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls.
While we have designed and are implementing new controls to remediate this material weakness, they have not operated for a sufficient period of time to demonstrate the material weakness has been remediated. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” or after we are no longer a “smaller reporting company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. As we have had a material weakness in the past, any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our

Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We may require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings, borrowings under our credit facility, and sales of our platform and core modules. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
We recognize revenue from customer subscriptions over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.
We recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years or longer. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new subscriptions or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but might negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue may decline significantly in that quarter and subsequent quarters. Accordingly, the effect of significant declines in sales of our platform or modules may not be reflected in our short-term results of operations.
We experience significant seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.
Our business is highly dependent on the behavior patterns of restaurant brands and consumers. We may experience a relative increase or decrease in the use of our Ordering, Rails, and Dispatch modules depending on the season and customer type, which may be difficult to assess. Additionally, our revenue can also be impacted by sales cycles and seasonality, which vary depending on customer type. Finally, even after we have executed a contract with a customer, deployment of our platform and the related modules is typically lower than average in the fourth quarter. As a result, seasonality will likely cause fluctuations in our financial results on a quarterly basis, and other seasonality trends may develop may similarly impact our results of operation.
Risks Related to Ownership of Our Class A Common Stock
Our stock price may be volatile, and the value of our Class A common stock may decline.
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the COVID-19 pandemic;
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of our modules;

•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and modules;
•investor sentiment and the public’s reaction to announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•significant data breaches, disruptions to or other incidents involving our software;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our markets; and
•general economic conditions and slow or negative growth of our markets.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
The dual-class structure of our common stock will have the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of March 31, 2021, holders of our Class B common stock collectively own shares representing approximately 98% of the voting power of our outstanding capital stock. As of March 31, 2021, our directors and executive officers and their affiliates will collectively beneficially own, in the aggregate, shares representing approximately 65.3% of the voting power of our outstanding capital stock.
As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than a majority of the outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock. Such issuances would also reduce the voting power of our Class A common stock as compared to Class B common stock and could further concentrate the voting power of holders of our Class B common stock relative to holders of our Class A common stock.
We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
An active public trading market may not develop or be sustained following this offering.
Prior to our IPO, there was no public market for our Class A common stock. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Future sales of our Class A common stock in the public market following this offering could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the IPO price, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
All of our directors and officers and the holders of substantially all of our Class B common stock and securities convertible into our Class B common stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 175 days from the date of our final prospectus dated March 16, 2021, or the Prospectus, and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, subject to certain exceptions, provided that, up to 20% of the common stock (including common stock issuable upon exercise of vested options) held by employees and former employees (but excluding current executive officers and directors and certain members of management) were permitted to be sold beginning at the commencement of trading on the first trading day on which our common stock was listed on the NYSE and ending on March 31, 2021. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of Class A common stock sold in our IPO will become eligible for sale upon expiration of the 175-day lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, there were 43,621,733 shares of common stock issuable upon the exercise of options outstanding as of March 31, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of March 31, 2021, holders of approximately 120,066,125 shares, or 81.7% of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company” and a “smaller reporting company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our equity securities, which includes Class A common stock and Class B common stock held by non-affiliates exceeds $700 million as of June 30 of such fiscal year.
We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which may restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The following sets forth information regarding all unregistered securities sold since January 1, 2021:
•From January 1, 2021 to March 17, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-254375), we granted stock options to purchase an aggregate of 3,139,220 shares of our Class B common stock at the exercise price of $9.72 per share under our 2015 Equity Incentive Plan.
•From January 1, 2021 to March 17, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-254375), we issued an aggregate of 44,539 shares of our Class B common stock upon the exercise of options under our 2015 Equity Incentive Plan at exercise prices ranging from $1.67 to $3.90.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On March 19, 2021, we closed our initial public offering, or IPO, of 20,700,000 shares of our Class A common stock at a price to the public of $25.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 2,700,000 shares of Class A common stock, resulting in net proceeds to us of approximately $485.5 million, after deducting underwriting discounts and commissions. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253314), which was declared effective by the Securities and Exchange Commission, or the SEC, on March 16, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities

LLC, RBC Capital Markets, LLC, Piper Sandler & Co., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., and William Blair & Company, L.L.C. acted as underwriters for the IPO.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated March 16, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.1+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.2+
Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.3+
Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.4+
Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.5+
Amended and Restated Employment Agreement, by and between Registrant and Noah Glass, dated January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.6+
Amended and Restated Employment Agreement, by and between Registrant and Nithya B. Das, dated January 1, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.7+
Amended and Restated Employment Agreement, by and between Registrant and Marty Hahnfeld, dated January 1, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.8+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.9+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.10+	Executive Bonus Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

May 11, 2021	_____________________/s/ Noah Glass_____________________ Noah Glass Chief Executive Officer (Principal Executive Officer)

May 11, 2021	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)