Form 10-Q
period 2021-06-30
Olo Inc.
filed 2021-08-10
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 6, 2021, 27,641,224 shares of the registrant’s Class A common stock and 120,062,679 shares of registrant’s Class B common stock were outstanding.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
•The dual-class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

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
•the durability of the growth we have experienced in the near term due to COVID-19 and the associated shelter-in-place orders on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions continue to abate;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop and release new products and services;
•our ability to develop and release successful enhancements, features, and modifications to our existing products and services;
•our ability to increase usage of our platform and upsell and cross sell additional modules;
•our ability to sustain our profitability;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$575,236	$75,756
Accounts receivable, net of allowances of $657 and $631, respectively	39,702	45,641
Contract assets	710	356
Deferred contract costs	2,113	1,830
Prepaid expenses and other current assets	6,563	1,661
Total current assets	624,324	125,244
Property and equipment, net	2,485	2,241
Contract assets, noncurrent	686	503
Deferred contract costs, noncurrent	3,393	3,346
Deferred offering costs	—	2,792
Other assets, noncurrent	381	298
Total assets	$631,269	$134,424
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,763	$9,104
Accrued expenses and other current liabilities	52,117	42,578
Unearned revenue	626	585
Redeemable convertible preferred stock warrant liability	—	19,735
Total current liabilities	54,506	72,002
Unearned revenue, noncurrent	1,056	435
Deferred rent, noncurrent	2,287	2,402
Other liabilities, noncurrent	326	329
Total liabilities	58,175	75,168
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value, zero and 60,509,120 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero and 58,962,749 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	111,737
Stockholders’ equity (deficit):
Class A common stock, $0.001 par value; 1,700,000,000 and zero shares authorized at June 30, 2021 and December 31, 2020, respectively; 27,641,224 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 120,055,607 and 22,320,286 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	148	22
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	671,141	16,798
Accumulated deficit	(98,195)	(69,301)
Total stockholders’ equity (deficit)	573,094	(52,481)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$631,269	$134,424
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Platform	$34,526	$22,520	$69,449	$37,328
Professional services and other	1,370	1,785	2,570	3,045
Total revenue	35,896	24,305	72,019	40,373
Cost of revenue:
Platform	6,180	3,148	11,787	6,608
Professional services and other	1,183	1,113	2,426	1,995
Total cost of revenue	7,363	4,261	14,213	8,603
Gross Profit	28,533	20,044	57,806	31,770
Operating expenses:
Research and development	13,931	7,627	28,387	14,844
General and administrative	13,310	4,844	31,764	9,676
Sales and marketing	3,701	1,807	7,537	4,087
Total operating expenses	30,942	14,278	67,688	28,607
(Loss) income from operations	(2,409)	5,766	(9,882)	3,163
Other income (expenses), net:
Interest expense	—	(111)	—	(157)
Other income (expense), net	10	7	(8)	18
Change in fair value of warrant liability	—	(1,676)	(18,930)	(2,017)
Total other income (expenses), net	10	(1,780)	(18,938)	(2,156)
(Loss) income before taxes	(2,399)	3,986	(28,820)	1,007
Provision for income taxes	38	48	74	95
Net (loss) income and comprehensive (loss) income	$(2,437)	$3,938	$(28,894)	$912
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	(14)	(35)
Undeclared 8% dividend on participating securities	—	(3,922)	—	(877)
Net loss attributable to Class A and Class B common stockholders	$(2,437)	$—	$(28,908)	$—
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$—	$(0.30)	$—
Diluted	$(0.02)	$—	$(0.30)	$—
Weighted-average Class A and Class B common shares outstanding:
Basic	147,510,963	18,715,725	95,690,520	18,666,629
Diluted	147,510,963	18,715,725	95,690,520	$18,666,629

OLO INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238
Reversal of deferred offering costs	—	—	—	—	1,145	—	1,145
Issuance of common stock on exercise of stock options	—	—	698,453	1	949	—	950
Stock-based compensation	—	—	—	—	8,198	—	8,198
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of June 30, 2021	—	$—	147,696,831	$148	$671,141	$(98,195)	$573,094

OLO INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	49,371,876	$61,901	18,451,120	$19	$10,795	$(72,364)	$(61,550)
Issuance of common stock on exercise of stock options	—	—	197,727	—	19	—	19
Accretion of redeemable convertible preferred stock to redemption value	—	19	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	949	—	949
Net loss	—	—	—	—	—	(3,026)	(3,026)
Balance as of March 31, 2020	49,371,876	$61,920	18,648,847	$19	$11,744	$(75,390)	$(63,627)
Issuance of common stock on exercise of stock options	—	—	495,686	—	282	—	282
Issuance of redeemable convertible preferred stock	9,590,873	49,766	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	16	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	1,147	—	1,147
Net income	—	—	—	—	—	3,938	3,938
Balance as of June 30, 2020	58,962,749	$111,702	19,144,533	$19	$13,157	$(71,452)	$(58,276)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating activities
Net (loss) income	$(28,894)	$912
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	527	277
Stock-based compensation	13,550	2,087
Stock-based compensation in connection with vesting of Stock Appreciation Rights	2,847	—
Charitable donation of Class A common stock	5,125	—
Bad debt expense	238	359
Change in fair value of warrants	18,930	2,017
Changes in operating assets and liabilities:
Accounts receivable	5,701	(31,558)
Contract assets	(537)	(40)
Prepaid expenses and other current assets	(4,848)	244
Deferred contract costs	(330)	(1,241)
Accounts payable	(7,225)	4,037
Accrued expenses and other current liabilities	9,726	21,581
Deferred rent	(115)	724
Unearned revenue	663	(100)
Other liabilities, noncurrent	113	—
Net cash provided by (used in) operating activities	15,471	(701)
Investing activities
Purchases of property and equipment, including capitalized software	(660)	(398)
Net cash used in investing activities	(660)	(398)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	485,541	—
Cash received for employee payroll tax withholdings	18,691	—
Cash paid for employee payroll tax withholdings	(18,691)	—
Proceeds from line of credit	—	15,000
Repayment of line of credit	—	(18,500)
Proceeds from exercise of warrants	392	—
Payment of deferred finance costs	(136)	—
Payment of deferred offering costs	(4,118)	(735)
Proceeds from exercise of stock options	2,990	533
Proceeds from issuance of preferred stock	—	50,000
Costs incurred from issuance of preferred stock	—	(234)
Net cash provided by financing activities	484,669	46,064
Net increase in cash and cash equivalents	499,480	44,965
Cash and cash equivalents, beginning of year	75,756	10,935
Cash and cash equivalents, end of year	$575,236	$55,900
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$69	$—
Cash paid for interest	$—	$157
Cash received for early exercise of stock options	$—	$214
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$339	$1,336
Vesting of early exercised stock options	$116	$—
Accretion of redeemable convertible preferred stock to redemption value	$14	$34
Capitalization of stock-based compensation for internal-use software	$104	$9
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
We are a software platform company for the restaurant industry and are focused on enabling digital ordering, through the deployment of white label e-commerce websites and applications and tools for digital order management. Our platform also provides a delivery enablement module and an aggregator management module. Our platform combines digital ordering and delivery enablement to provide restaurants with a holistic view of their digital business and enable them to own and manage their relationships with their customers.
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

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering of Class A common stock (“IPO”); (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our equity securities, which includes Class A common stock and Class B common stock held by non-affiliates, exceeds $700 million as of June 30 of such fiscal year.
Initial Public Offering
On March 19, 2021, we completed our IPO in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions. Upon completion of the IPO, $6.6 million of deferred offering costs, which consisted primarily of accounting, legal and other fees related to our IPO, were reclassified into stockholders’ deficit as a reduction of the IPO proceeds.
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
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. These unaudited interim financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of June 30, 2021, our results of operations and comprehensive income, our stockholders’ equity, for the three and six months ended June 30, 2021 and 2020 and our cash flows for the six months ended June 30, 2021 and 2020, respectively. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes included in our final prospectus dated March 16, 2021 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
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
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of June 30, 2021 and December 31, 2020, we did not have assets located outside of the United States and international revenue recognized during the three and six months ended June 30, 2021 was not material.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash held by financial institutions. We primarily deposit our cash with one financial institution and the amount on deposit exceeds federally insured limits. As of June 30, 2021 and December 31, 2020, 10% and 11% of our accounts receivable were due from one customer, respectively. For the three months ended June 30, 2021 and 2020, one customer accounted for 16% and 19% of our revenue, respectively. For the six months ended June 30, 2021 and 2020, one customer accounted for 20% and 17% of our revenue, respectively.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Level 3 inputs: Based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The following summarizes assets and liabilities as of June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,066	$—	$—
Total	$45,066	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,039	$—	$—
Redeemable convertible preferred stock warrant liability	—	—	19,735
Total	$45,039	$—	$19,735
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The fair value measurement of the redeemable convertible preferred stock warrant liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. We estimated the fair value of the liability using the intrinsic value of the warrants. The change in fair value was recognized as other expense in the accompanying statements of operations and comprehensive loss. See Note 10 for information on the Level 3 inputs used to estimate the fair value of this liability. Prior to the IPO, all shares of our outstanding redeemable convertible preferred stock warrants were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the warrants exercised, converted into shares of Class B common stock.
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
Professional Services and Other Revenue
Professional services and other revenue primarily consists of fees for platform implementation services. The implementation fees in our contracts are generally variable, consisting of either a fixed fee or a fixed monthly fee over the duration of the implementation project. For contracts with fixed monthly fees, we estimate this variable consideration using the expected value method whereby, at contract inception, we estimate how many months it will take to implement the platform into the customer environment, including time to onboard restaurant franchise locations. This estimate is multiplied by the fixed monthly professional services fee to determine the transaction price, which is recognized over time as the services are performed. The transaction price may be subject to constraint and is included only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur in a future period. For arrangements where we charge monthly fees, any additional months required for implementation are billed at the same fixed monthly fee. Our customers benefit from our services as they are provided, and we use a cost-to-cost measure of progress to recognize revenue from our implementation services.
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
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”) granted to employees, directors, and nonemployees, as well as stock purchased under our 2021 Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
Time-Based Service Awards
Our stock options generally vest ratably over a four-year period and the fair value of our awards is estimated on the date of grant using a Black-Scholes option pricing model. Awards with graded vesting features are recognized over the requisite service period for the entire award. The determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of our common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock. The fair value for RSUs is calculated based on the stock price on the date of grant.
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
Performance-Based Awards
We also have historically granted SARs that vest only upon the satisfaction of performance based conditions. The performance-based conditions are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain change in control transactions, or (ii) an IPO. We record stock-based compensation expense for performance-based equity awards when the performance-based conditions are considered probable to be satisfied. As of June 30, 2021, the SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with the IPO and we recognized $2.8 million of compensation expense.
For performance-based SARs, we determine the grant-date fair value utilizing the valuation model as described above for time-based awards.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This guidance will be effective for public entity fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 for the period that includes the six months ended June 30, 2021. The most applicable provision is the requirement for entities to account for the income-based portion of a tax as an income tax for those taxes that are partially based on income. This provision and all other provisions did not have a material impact to the tax provision for the three and six months ended June 30, 2021.
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. On November 15, 2018, the FASB issued ASU 2019-10 which deferred the effective date of the standard to fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09, which requires nonpublic companies to adopt the provisions of ASU 2016-02 for fiscal years beginning after December 15, 2021, and for interim periods

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
within fiscal years beginning after December 15, 2022. We plan to adopt this standard as of the effective date for private companies using the modified retrospective approach for all leases entered into before the effective date. The impact of our adoption of Topic 842 to our financial statements will be to recognize the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the balance sheet. We are continuing our assessment, which may identify additional impacts Topic 842 will have on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance will be effective for us beginning January 1, 2022. We have not yet determined the impact the revised guidance will have on our financial statements.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$16,313	$1,370	$17,683
Transferred at a point in time	18,213	—	18,213
Total revenue	$34,526	$1,370	$35,896

	Three Months Ended June 30, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$10,469	$1,785	$12,254
Transferred at a point in time	12,051	—	12,051
Total revenue	$22,520	$1,785	$24,305

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)

	Six Months Ended June 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$30,856	$2,570	$33,426
Transferred at a point in time	38,593	—	38,593
Total revenue	$69,449	$2,570	$72,019

	Six Months Ended June 30, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$19,999	$3,045	$23,044
Transferred at a point in time	17,329	—	17,329
Total revenue	$37,328	$3,045	$40,373
Contract Balances
Contract Asset
As described in Note 2, professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings and unearned revenue when the billings or payments on a contract exceed the revenue recognized. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.4 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the six months ended June 30, 2021, we recognized $0.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2020. During the six months ended June 30, 2020, we recognized $0.6 million of revenue related to contracts that were included in unearned revenue at December 31, 2019.
As of June 30, 2021, our remaining performance obligations were approximately $39.5 million, approximately 40% of which we expect to recognize as revenue over the next 12 months and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2020	$5,176
Capitalization of deferred contract costs	1,644
Amortization of deferred contract costs	(1,314)
Balance at June 30, 2021	$5,506

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of June 30, 2021	As of December 31, 2020
Computer and office equipment	3 - 5	$1,656	$1,375
Capitalized software	3	2,146	1,653
Furniture and fixtures	10	386	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	373	374
Total property and equipment		4,561	3,788
Less: accumulated depreciation and amortization		(2,076)	(1,547)
Total property and equipment, net		$2,485	$2,241
Depreciation and amortization expense was approximately $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense was approximately $0.5 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Prepaid software licensing fees	$1,890	$855
Other	4,673	806
Total prepaid expenses and other current assets	$6,563	$1,661
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued delivery service partner fees	$38,862	$34,067
Accrued compensation and benefits	8,822	5,168
Other	3,620	2,434
Professional and consulting fees	813	909
Total accrued expenses and other current liabilities	$52,117	$42,578
7.Line of Credit
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1) (the “Loan Agreement”) for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. As of June 30, 2021, there were no outstanding borrowings and no interest incurred related to the Loan Agreement. The interest rate applicable on

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
the outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Amended Loan and Security Agreement are secured by substantially all of our assets.
In April 2021, we amended the Loan Agreement with Pacific Western Bank (the “Amended Agreement”) and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants, which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc. (“DoorDash”) in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See Note 12 for further details. The Amended Agreement contains various affirmative and negative covenants and we were in compliance with these covenants as of June 30, 2021.
As of June 30, 2021, we had $8.6 million available under the revolving line of credit, after consideration of $25.0 million in our letter of credit towards DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of June 30, 2021, we had no outstanding borrowings under the line of credit. As of June 30, 2021, no amounts have been drawn against any of our letters of credit.
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
Interest expense related to the line of credit was immaterial for each of the three and six months ended June 30, 2021. Interest expense related to the line of credit was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Deferred financing costs related to the Loan Agreement and the Amended Agreement with Pacific Western Bank were capitalized and are included within other current and non-current assets as of June 30, 2021.
8.Stockholders’ Equity (Deficit)
Changes in Capital Structure
On March 5, 2021, our board of directors and stockholders approved an amended and restated certificate of incorporation effecting a 17-for-1 forward stock split of our issued and outstanding shares of common stock and Series A, A-1, B, C, D, E preferred stock. Additionally, all outstanding equity instruments, including our time-based stock options, performance-based SARs, and preferred stock warrants, were adjusted to reflect the 17-for-1 forward stock split. The stock split was effected on March 5, 2021. The par value of the Class B common stock and redeemable convertible preferred stock was not adjusted as a result of the stock split. All issued and outstanding Class B common stock, redeemable convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and stock options, as well as the per share amounts, included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Redeemable convertible preferred stock	—	98,514,932
Redeemable convertible preferred stock warrants	—	1,682,847
Shares available for grant under employee stock purchase plan	3,900,000	—
Shares available for grant under stock option plan	20,229,714	1,687,947
Restricted stock units	109,444	—
Options issued and outstanding under stock option plan	42,967,950	40,807,939
Total common stock reserved for future issuance	67,207,108	142,693,665
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
Charitable Contributions

We donated 172,918 shares of our Class A common stock to a charitable donor-advised fund and recognized $5.1 million as a non-cash general and administrative expense in our condensed statement of operations for the six months ended June 30, 2021. In March 2021, our board of directors approved the issuance of 1,729,189 shares of our Class A common stock to this fund in conjunction with our Olo for Good initiative. We currently intend to donate another 1/10th of the total shares in the second half of fiscal 2021 and then on each anniversary of such date, donate 1/10th of the total shares approved into the fund for the next eight years.
9.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our board of directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
collectively, “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock and RSUs, to employees, directors, consultants and advisors.
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a 10.0% stockholder) and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by the board of directors; provided, however, that (i) the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years.
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and are reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 162,469 and 204,850 early exercised shares outstanding as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, there is a liability in the amount of $0.6 million, of which $0.2 million was recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months, and $0.3 million was recorded in other liabilities, non-current, because vesting is beyond the next 12 months.
On March 13, 2021, our board of directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainer for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, and nominating and corporate governance committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the board of directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period. Certain non-employee directors who have served for at least six months prior to the IPO effective date and did not have unvested equity awards, were granted 39,870 RSU awards on March 17, 2021 with a total value of approximately $1.0 million, which will fully vest on the day immediately prior to our next annual meeting of stockholders.
As of June 30, 2021 and December 31, 2020 the maximum number of shares authorized for issuance to participants under the Plans is 20,530,918 and 46,170,691, respectively.
The following table summarizes the shares available for future grants:

Shares Available for Future Grant
Balances at December 31, 2020	1,687,947
Additions to plans	25,122,000
Options granted	(6,951,470)
RSUs awarded	(109,444)
Options forfeited and canceled	480,681
Balance at June 30, 2021	20,229,714
During the three and six months ended June 30, 2021 and 2020, no SARs were granted to employees. The SARs outstanding as of the time of the IPO are equity-classified and are measured at their grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the six months ended June 30, 2021. The aggregate intrinsic value of the SARs as of December 31, 2020 was $17.7 million.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the six months ended June 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	109,444	29.08
Vested	—	—
Forfeited and canceled	—	—
Unvested at June 30, 2021	109,444	$29.08
Future stock-based compensation for unvested RSUs awarded as of June 30, 2021 is approximately $2.9 million and will be recognized over a weighted-average period of 2.81 years.
Stock Options
The following summarizes our stock option activity for the six months ended June 30, 2021:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
As of December 31, 2020	39,161,438	$1.93	5.89	$347,574
Granted	6,951,470	10.28
Exercised	(2,664,277)	1.17
Forfeited and canceled	(480,681)	5.48
Vested and expected to vest as of June 30, 2021	42,967,950	$3.29	6.10	$1,465,286
Exercisable as of June 30, 2021	29,481,720	$1.65	4.72	$1,053,700
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and grant date fair value of options vested for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average grant date fair value of options granted	$17.64	$3.47	$10.70	$2.89
Intrinsic value of options exercised	18,622	1,723	71,998	2,228
Total grant date fair value of options vested	12,696	1,506	18,646	8,698
Future stock-based compensation for unvested employee options granted and outstanding as of June 30, 2021 is $84.8 million and will be recognized over a weighted-average period of 3.31 years. Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2020 is $29.6 million and will be recognized over a weighted-average period of 3.12 years.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	6.00	5.52 - 6.05	5.48 - 6.07	5.52 - 6.07
Volatility	65%	65%	52% - 65%	43% - 65%
Risk-free interest rate	1.06%	0.38% - 0.53%	0.50% - 1.06%	0.38% - 1.63%
Dividend yield	0%	0%	0%	0%
Fair value of underlying common stock	$30.02	$5.38 - $5.45	$16.78 - $30.02	$4.06 - $5.45
We elected to use the midpoint practical expedient to calculate the expected term.
Stock-Based Compensation Expense
The classification of stock-based compensation expense by line item within the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - platform	$744	$101	$1,180	$208
Cost of revenue - professional services and other	131	18	246	39
Research and development	2,500	284	5,952	527
General and administrative	4,237	671	8,095	1,203
Sales and marketing	536	64	924	110
Total stock-based compensation expense	$8,148	$1,138	$16,397	$2,087

2021 Employee Stock Purchase Plan
On March 5, 2021, our board of directors and stockholders adopted our ESPP. The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in March 2021 and ends in December 2021. For the three and six months ended June 30, 2021, we have recorded approximately $0.5 million of compensation expense associated with our ESPP.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
The following table summarizes the activity of the redeemable convertible preferred stock warrants since December 31, 2020:

	Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2020	Warrants Exercised in The Six Months Ended June 30, 2021	Warrants Outstanding at June 30, 2021
Series A-1	2012	5/14/2022	$0.17	151,640	151,640	—
Series B	2012	1/31/2019	0.70	—	—	—
Series C	2014	10/10/2024	0.70	562,241	562,241	—
Series C	2016	1/12/2026	—	968,966	968,966	—
Total				1,682,847	1,682,847	—
The estimated fair value of the redeemable preferred stock underlying the warrants was approximately $12.77 per share as of December 31, 2020.
At December 31, 2020, given the significant increase in fair value of each series of redeemable convertible preferred stock relative to the warrant’s exercise price, we estimated the preferred stock warrant liability using the intrinsic value of each warrant as the warrants were significantly in-the-money and the Black-Scholes input had a de minimis impact on their value. For the six months ended June 30, 2021, we recorded a fair value adjustment of approximately $18.9 million using the intrinsic value of each warrant on the date of the conversion immediately prior to the IPO as the warrants were significantly in-the-money and the Black-Scholes input have a de minimis impact on their value.
The following table represents the current period’s activity of the redeemable convertible preferred stock warrant liability (in thousands):

Fair Value
Balance at January 1, 2021	$19,735
Change in fair value	18,930
Exercise of warrants	(38,665)
Balance at June 30, 2021	$—
11.Income Taxes
The Company has an effective tax rate of (0.25)% and (1.19)% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate is driven by adjustments to the full valuation allowance on the Company’s deferred tax assets, partially offset by state taxes.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company has applied ASC 740, Income Taxes, and has determined that it does not have any uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and state tax authority examinations.
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
Rent expense, excluding sublease income, for each of the three months ended June 30, 2021 and 2020 was $0.8 million and rental income for the each of the three months ended June 30, 2021 and 2020 was $0.1 million. Rent expense, excluding sublease income, for each of the six months ended June 30, 2021 and 2020 was $1.6 million and rental income for each of the six months ended June 30, 2021 and 2020 was $0.2 million.
The following represents our future minimum payments under non-cancelable leases for operating facilities as of June 30, 2021 for each of the next five years and thereafter (in thousands):

2021 (remaining)	$1,759
2022	3,533
2023	3,352
2024	2,780
2025	2,885
Thereafter	13,074
Total	$27,383
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
As previously disclosed in the final prospectus for our IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on March 18, 2021, on or about October 21, 2020, DoorDash filed a lawsuit against us in New York State Supreme Court, New York County, in a dispute over fees charged to DoorDash. On April 22, 2021, we entered into a definitive settlement agreement with DoorDash. Pursuant to the settlement, we and DoorDash agreed to a dismissal of this case in full without any amounts payable by us to DoorDash in connection with the settlement. Additionally, the parties exchanged releases. On April 22, 2021, we entered into a Restated Delivery Network Agreement (the “Restated Agreement”) with DoorDash, which replaced and superseded the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017 and November 12, 2020, between the Company and DoorDash. Under the terms of the Restated Agreement, we agreed to issue DoorDash a letter of credit in the amount of $25.0 million to guarantee any future unpaid and amounts owed to DoorDash under the Restated Agreement, principally related to our Dispatch module where our restaurant customers are the merchant of record and we collect funds from our restaurant customers. The letter of credit was

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
issued on May 6, 2021. In the event that the letter of credit is drawn down by DoorDash pursuant to the terms of the Restated Agreement, we must increase the amount of such letter of credit up to a maximum of three times during the term so that the available, undrawn amount is once more in the amount of $25.0 million. See Note 7 for further details.
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
13.Net (Loss) Income per Share Attributable to Common Stockholders
A reconciliation of net (loss) income available to common stockholders and the number of shares in the calculation of basic (loss) income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income and comprehensive (loss) income	$(2,437)	$3,938	$(28,894)	$912
Less: accretion of redeemable convertible preferred stock to redemption value	—	(16)	(14)	(35)
Less: undeclared 8% non-cumulative dividend on participating securities	—	(3,922)	—	(877)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(2,437)	$—	$(28,908)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	147,510,963	18,715,725	95,690,520	18,666,629
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.02)	$—	$(0.30)	$—
The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	98,514,932	—	98,514,932
Outstanding stock options	42,967,950	42,136,659	42,967,950	42,136,659
Outstanding shares estimated to be purchased under ESPP	144,841	—	144,841	—
Outstanding SARs	—	1,646,501	—	1,646,501
Outstanding redeemable convertible preferred stock warrants	—	1,682,847	—	1,682,847
Outstanding restricted stock units	109,444	—	109,444	—
Total	43,222,235	143,980,939	43,222,235	143,980,939
14.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including one of our executive officers who serves on the board of one of these companies and receives an annual cash retainer for service on such

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
board. During the three months ended June 30, 2021 and 2020, the Company generated approximately $0.6 million and $0.2 million of revenue from these customers identified as related parties. During the six months ended June 30, 2021 and 2020, the Company generated approximately $0.9 million and $0.4 million of revenue from these customers identified as related parties. As of June 30, 2021, the outstanding accounts receivable from the related parties was $0.3 million. As of December 31, 2020, the outstanding accounts receivable from the related parties was $0.4 million.

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
Overview
We are a leading on-demand commerce platform powering the restaurant industry’s digital transformation.
Restaurant brands rely on our platform to enable digital ordering and delivery, while strengthening and enhancing their direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their customers. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital and in-store sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our high dollar-based net revenue retention rate. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
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
•2021: We completed our initial public offering, or IPO, and listed on the New York Stock Exchange in March 2021.

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
We refer to our business model as a transactional SaaS model as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering module and transaction revenue from our Rails and Dispatch modules. We charge our customers a fixed monthly subscription fee per restaurant location for access to our Ordering module. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated from our Rails and Dispatch modules. Customers who subscribe to our Rails and Dispatch modules pay a fee on a per transaction basis. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-aggregator digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners.
Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands

We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 400 existing brands across approximately 74,000 active locations as of June 30, 2021, up from approximately 57,000 active locations as of June 30, 2020. We define active locations as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands, and define active locations as a location where at least one of our modules is deployed. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.

Expand Within Our Existing Customer Base

Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our exclusive, long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our average initial contract length is generally three years, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit, or ARPU. We calculate average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
The following summarizes our ARPU and number of active locations for the three months ended, or as of each of the dates presented.

	Three Months Ended June 30,
	2021	2020
Average Revenue Per Unit	$486	$430
Ending Active Locations	74,000	57,000
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention rate, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based NRR as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. For the period ending June 30, 2021, we continued to maintain a NRR above 120%. While we have maintained this high NRR over the past three years, we expect this number to decrease over time as our customer base matures. We are also seeing a trend where customers are purchasing all of our products at signing, which provides us with more platform revenue from the start, but leaves less room for expansion.
Enable Higher Transaction Volume

Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand commerce grows to represent a larger share of total off-premise food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but also we expect that the industry’s secular tailwinds will help increase transaction order volume as more consumers order food for off-premise consumption. As transaction volume increases, the subscription revenue we receive from our Ordering module may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Our ability to increase transaction volume is dependent on the continued shift to digital ordering for off-premise food consumption and our ability to capture a meaningful portion of that shift.

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

Expand Our Longer-Term Market Opportunity

While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small and medium businesses to enable their on-demand commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals beyond the restaurant industry that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to consumers. For example, we currently partner with a number of grocery chains who use our Ordering module to help their consumers order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.
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
With the onset of COVID-19, we saw an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and has continued through the balance of the second quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the continued roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and through the second quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.

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
Other Income (Expense)
Interest Expense
Interest expense consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2021, we amended our loan agreement for our revolving line of credit. See—“Liquidity and Capital Resources.”
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Platform	$34,526	$22,520	$69,449	$37,328
Professional services and other	1,370	1,785	2,570	3,045
Total revenue	35,896	24,305	72,019	40,373
Cost of revenue:
Platform (1)	6,180	3,148	11,787	6,608
Professional services and other (1)	1,183	1,113	2,426	1,995
Total cost of revenue	7,363	4,261	14,213	8,603
Gross Profit	28,533	20,044	57,806	31,770
Operating expenses:
Research and development (1)	13,931	7,627	28,387	14,844
General and administrative (1) (2)	13,310	4,844	31,764	9,676
Sales and marketing (1)	3,701	1,807	7,537	4,087
Total operating expenses	30,942	14,278	67,688	28,607
(Loss) income from operations	(2,409)	5,766	(9,882)	3,163
Other income (expenses), net:
Interest expense	—	(111)	—	(157)
Other income (expense), net	10	7	(8)	18
Change in fair value of warrant liability	—	(1,676)	(18,930)	(2,017)
Total other income (expenses), net	10	(1,780)	(18,938)	(2,156)
(Loss) income before taxes	(2,399)	3,986	(28,820)	1,007
Provision for income taxes	38	48	74	95
Net (loss) income and comprehensive (loss) income	(2,437)	3,938	(28,894)	912
Accretion of redeemable convertible preferred stock to redemption value	—	(16)	(14)	(35)
Undeclared 8% dividend on participating securities	—	(3,922)	—	(877)
Net loss attributable to Class A and Class B common stockholders	$(2,437)	$—	$(28,908)	$—

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - platform	$744	$101	$1,180	$208
Cost of revenue - professional services and other	131	18	246	39
Research and development	2,500	284	5,952	527
General and administrative	4,237	671	8,095	1,203
Sales and marketing	536	64	924	110
Total stock-based compensation expense	$8,148	$1,138	$16,397	$2,087

(2) Includes charitable donation expense of $5.1 million for the six months ended June 30, 2021.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Platform	96.2%	92.7%	96.4%	92.5%
Professional services and other	3.8	7.3	3.6	7.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	17.2	13.0	16.4	16.4
Professional services and other	3.3	4.6	3.4	4.9
Total cost of revenue	20.5	17.5	19.7	21.3
Gross Profit	79.5	82.5	80.3	78.7
Operating expenses:
Research and development	38.8	31.4	39.4	36.8
General and administrative	37.1	19.9	44.1	24.0
Sales and marketing	10.3	7.4	10.5	10.1
Total operating expenses	86.2	58.7	94.0	70.9
(Loss) income from operations	(6.7)	23.7	(13.7)	7.8
Other income (expenses), net:
Interest expense	0.0	(0.5)	0.0	(0.4)
Other income (expense), net	0.0	0.0	0.0	0.0
Change in fair value of warrant liability	0.0	(6.9)	(26.3)	(5.0)
Total other income (expenses), net	0.0	(7.3)	(26.3)	(5.3)
(Loss) income before taxes	(6.7)	16.4	(40.0)	2.5
Provision for income taxes	0.1	0.2	0.1	0.2
Net (loss) income and comprehensive (loss) income	(6.8)	16.2	(40.1)	2.3
Accretion of redeemable convertible preferred stock to redemption value	0.0	(0.1)	0.0	(0.1)
Undeclared 8% dividend on participating securities	0.0	(16.1)	0.0	(2.2)
Net loss attributable to Class A and Class B common stockholders	(6.8)%	0.0%	(40.1)%	0.0%

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$34,526	$22,520	$12,006	53.3%
Professional services and other	1,370	1,785	(415)	(23.2)
Total Revenue	$35,896	$24,305	$11,591	47.7%
Platform
Total platform revenue increased $12.0 million, or 53.3%, to $34.5 million for the three months ended June 30, 2021 from $22.5 million for the three months ended June 30, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 74,000 as of June 30, 2021 from approximately 57,000 as of June 30, 2020, and ARPU increased to approximately $486 for the three months ended June 30, 2021 from approximately $430 for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, 47.2% and 46.5% of our platform revenue was subscription revenue, respectively, and 52.8% and 53.5% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.4 million, or 23.2%, to $1.4 million for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$6,180	$3,148	$3,032	96.3%
Professional services and other	1,183	1,113	70	6.3
Total cost of revenue	$7,363	$4,261	$3,102	72.8%
Percentage of revenue:
Platform	17.2%	13.0%
Professional services and other	3.3	4.6
Total cost of revenue	20.5%	17.5%
Gross Profit	$28,533	$20,044	$8,489	42.4%
Gross Margin	79.5%	82.5%
Platform
Total platform cost of revenue increased $3.0 million, or 96.3%, to $6.2 million for the three months ended June 30, 2021 from $3.1 million for the three months ended June 30, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.1 million, or 6.3%, to $1.2 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. This increase was primarily the result of increased compensation costs to support growth in active locations.
Gross Profit
Gross profit margin decreased to 79.5% for the three months ended June 30, 2021 from 82.5% for the three months ended June 30, 2020. Decreases in gross profit margin were driven by higher platform and professional services and other compensation costs to support rapid growth in active locations coming onto the platform.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$13,931	$7,627	$6,304	82.7%
Percentage of total revenue	38.8%	31.4%
Research and development expense increased $6.3 million, or 82.7%, to $13.9 million for the three months ended June 30, 2021 from $7.6 million for the three months ended June 30, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percent of total revenue, research and development expenses increased to 38.8% for the three months ended June 30, 2021 from 31.4% for the three months ended June 30, 2020.
General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$13,310	$4,844	$8,466	174.8%
Percentage of total revenue	37.1%	19.9%
General and administrative expense increased $8.5 million, or 174.8%, to $13.3 million for the three months ended June 30, 2021 from $4.8 million for the three months ended June 30, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, as well as, increased insurance costs and professional fees incurred due to operating as a public company. As a percent of total revenue, general and administrative expenses increased to 37.1% for the three months ended June 30, 2021 from 19.9% for the three months ended June 30, 2020.
Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$3,701	$1,807	$1,894	104.8%
Percentage of total revenue	10.3%	7.4%

Sales and marketing expense increased $1.9 million, or 104.8%, to $3.7 million for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, and associated technology spend due to increases in headcount. As a percent of total revenue, sales and marketing expense increased to 10.3% for the three months ended June 30, 2021 from 7.4% for the three months ended June 30, 2020.
Other Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other income (expenses), net:			—
Interest expense	$—	$(111)	$111	(100.0)%
Percentage of total revenue	—%	(0.5)%
Other income (expense), net	10	7	3	42.9%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	—	(1,676)	1,676	(100.0)%
Percentage of total revenue	—%	(6.9)%
Total other income (expenses), net	$10	$(1,780)	$1,790	(100.6)%
Percentage of total revenue	—%	(7.3)%
Interest expense
We had no debt outstanding during the three months ended June 30, 2021. For the three months ended June 30, 2020, we had average outstanding debt of approximately of $3.5 million resulting in interest expense of $0.1 million.
Change in Fair Value of Warrant Liability
We had no warrants outstanding during the three months ended June 30, 2021. For the three months ended June 30, 2020, the increase of $1.7 million in the fair value of warrant liability was the result of an increase in value of our redeemable convertible preferred stock warrant liability which is directly related to our stock valuation increase over the same period.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$38	$48	$(10)	(20.8)%
Percentage of total revenue	0.1%	0.2%
Provision for income taxes primarily consists of state income taxes for the three months ended June 30, 2021 and 2020. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$69,449	$37,328	$32,121	86.1%
Professional services and other	2,570	3,045	(475)	(15.6)
Total Revenue	$72,019	$40,373	$31,646	78.4%
Platform
Total platform revenue increased $32.1 million, or 86.1%, to $69.4 million for the six months ended June 30, 2021 from $37.3 million for the six months ended June 30, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 74,000 as of June 30, 2021 from approximately 57,000 as of June 30, 2020, and ARPU increased to approximately $1,008 for the six months ended June 30, 2021 from approximately $755 for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, 44.4% and 53.6% of our platform revenue was subscription revenue, respectively, and 55.6% and 46.4% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.5 million, or 15.6%, to $2.6 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient resulting in shortened deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$11,787	$6,608	$5,179	78.4%
Professional services and other	2,426	1,995	431	21.6
Total cost of revenue	$14,213	$8,603	$5,610	65.2%
Percentage of revenue:
Platform	16.4%	16.4%
Professional services and other	3.4	4.9
Total cost of revenue	19.7%	21.3%
Gross Profit	$57,806	$31,770	$26,036	82.0%
Gross Margin	80.3%	78.7%
Platform
Total platform cost of revenue increased $5.2 million, or 78.4%, to $11.8 million for the six months ended June 30, 2021 from $6.6 million for the six months ended June 30, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.4 million, or 21.6%, to $2.4 million for the six months ended June 30, 2021 from $2.0 million for the six months ended June 30, 2020. This increase was primarily the result of increased consulting costs and higher compensation costs to support growth in active locations.
Gross Profit
Gross profit margin increased to 80.3% for the six months ended June 30, 2021 from 78.7% for the six months ended June 30, 2020. Increases in gross profit margin were driven by increased platform revenue and improved platform cost of revenue optimization.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$28,387	$14,844	$13,543	91.2%
Percentage of total revenue	39.4%	36.8%
Research and development expense increased $13.5 million, or 91.2%, to $28.4 million for the six months ended June 30, 2021 from $14.8 million for the six months ended June 30, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. Additionally, we incurred a non-cash charge of $1.8 million in March 2021 related to the vesting and settlement of SARs in connection with the IPO. As a percent of total revenue, research and development expenses increased to 39.4% for the six months ended June 30, 2021 from 36.8% for the six months ended June 30, 2020.
General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$31,764	$9,676	$22,088	228.3%
Percentage of total revenue	44.1%	24.0%
General and administrative expense increased $22.1 million, or 228.3%, to $31.8 million for the six months ended June 30, 2021 from $9.7 million for the six months ended June 30, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, IPO related bonus awards, vesting and settlement of stock appreciation rights, or SARs, in connection with the IPO, as well as, increased insurance costs and professional fees incurred in preparation for becoming and operating as a public company. Additionally, we incurred a non-cash charge of $5.1 million for the six months ended June 30, 2021 related to the donation of 172,918 shares of our Class A common stock to a charitable donor-advised fund. We expect to donate additional shares in the future to this fund in conjunction with our Olo for Good initiative. As a percent of total revenue, general and administrative expenses increased to 44.1% for the six months ended June 30, 2021 from 24.0% for the six months ended June 30, 2020.

Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$7,537	$4,087	$3,450	84.4%
Percentage of total revenue	10.5%	10.1%
Sales and marketing expense increased $3.5 million, or 84.4%, to $7.5 million for the six months ended June 30, 2021 from $4.1 million for the six months ended June 30, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as increased marketing spend associated with our annual user conference, various software, and IPO related costs. Sales and marketing spend increases were offset by a reduction in travel and entertainment costs as of April 2020 due to travel restrictions as a result of COVID-19. As a percent of total revenue, sales and marketing expense increased to 10.5% for the six months ended June 30, 2021 from 10.1% for the six months ended June 30, 2020.
Other Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other income (expenses), net:			—
Interest expense	$—	$(157)	$157	(100.0)%
Percentage of total revenue	—%	(0.4)%
Other income (expense), net	(8)	18	(26)	(144.4)%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	(18,930)	(2,017)	(16,913)	838.5%
Percentage of total revenue	(26.3)%	(5.0)%
Total other income (expenses), net	$(18,938)	$(2,156)	$(16,782)	778.4%
Percentage of total revenue	(26.3)%	(5.3)%
Interest expense
We had no debt outstanding during the six months ended June 30, 2021. For the six months ended June 30, 2020, we had average outstanding debt of approximately of $18.5 million resulting in interest expense of $0.2 million.
Change in Fair Value of Warrant Liability
The increase of $16.9 million in the fair value of warrant liability for the six months ended June 30, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability which is directly related to our stock valuation increase during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$74	$95	$(21)	(22.1)%
Percentage of total revenue	0.1%	0.2%
Provision for income taxes primarily consists of state income taxes for the six months ended June 30, 2021 and 2020. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources
General
As of June 30, 2021, our principal source of liquidity was cash and cash equivalents totaling $575.2 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.

We have financed our operations primarily through sales of our equity securities in our completed IPO, conversions of our redeemable preferred stock, payments received from customers, and borrowings under our credit facility.
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
Credit Facility
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1), or the Loan Agreement, for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. As of June 30, 2021, there were no outstanding borrowings. The interest rate applicable on the outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Loan Agreement are secured by substantially all of our assets.
In April 2021, we amended the agreement with Pacific Western Bank and exercised our option to increase our available line of credit from $25.0 million to $35.0 million, or the Amended Agreement. Additionally, we amended our minimum EBITDA and minimum net revenue covenants which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. The Amended Agreement contains various affirmative and negative covenants and we were in compliance with these covenants as of June 30, 2021. See Note 12 to the notes to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. The foregoing descriptions of the material terms of the Amended Agreement and the letter of credit to DoorDash do not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Amended Agreement and letter of credit, which we have filed as exhibits to this Quarterly Report on Form 10-Q.

We currently have $8.6 million available under the revolving line of credit due to our outstanding $25.0 million letter of credit to DoorDash and our outstanding $1.4 million letter of credit on the lease of our headquarters. As of June 30, 2021, we had no outstanding borrowings under the line of credit. As of June 30, 2021, no amounts have been drawn against any of our letters of credit.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$15,471	$(701)
Net cash used in investing activities	(660)	(398)
Net cash provided by financing activities	$484,669	$46,064
Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities was $15.5 million, primarily due to net loss of $28.9 million adjusted for non-cash charges of $41.2 million and a net increase in our operating assets and liabilities of $3.0 million. The non-cash adjustments primarily relate to the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, stock-based charges of $16.4 million, inclusive of vesting of SARs of $2.8 million, and a charge related to a charitable donor-advised fund of $5.1 million in connection with the IPO. The net increase in operating assets and liabilities is primarily driven by a net increase in accrued expenses and accounts payable of $2.5 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals and a decrease in accounts receivable of $5.7 million due to improved collections. This increase was offset by an increase in prepaid expenses of $4.8 million primarily due to insurance payments, and increases in contract assets and deferred contracts costs of $0.9 million primarily due to the growth our revenue.
For the six months ended June 30, 2020, net cash used in operating activities was $0.7 million, primarily due to a net income of $0.9 million adjusted for non-cash charges of $4.7 million and a net decrease in our operating assets and liabilities of $6.4 million. The non-cash adjustments primarily relate to stock-based compensation of $2.1 million, the change in the fair value of redeemable convertible preferred stock warrants of $2.0 million, bad expense of $0.4 million, and depreciation and amortization of $0.3 million. The net decrease in operating assets and liabilities is primarily driven by an increase in accounts payable and accrued expenses of $25.6 million related primarily to higher fees owed to delivery service providers and vendors, and an increase in deferred rent of $0.7 million related to timing of rent cash payments. This increase is offset by an increase in accounts receivable of $31.6 million and an increase in deferred contract costs of $1.2 million due to the growth in our revenue.
Investing Activities
Cash used in investing activities was $0.7 million during the six months ended June 30, 2021, primarily due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Cash used in investing activities was $0.4 million during the six months ended June 30, 2020, primarily due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Financing Activities
Cash provided by financing activities was $484.7 million during the six months ended June 30, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our IPO (net of underwriters’ discounts and commissions), $3.0 million of net proceeds from the exercise of stock options, and $0.4 million of net proceeds from the exercise of warrants. Increases were partially offset by payment of deferred offering costs of $4.1 million during the six months ended June 30, 2021.

Cash provided by financing activities was $46.1 million during the six months ended June 30, 2020, primarily related to $50.0 million in proceeds from the issuance of preferred stock, offset by $3.5 million net repayment of proceeds borrowed in March 2020 under the Amended Agreement.
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
The following table presents a reconciliation of GAAP operating (loss) income to non-GAAP operating income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating Income (loss) reconciliation:
Operating (loss) income, GAAP	$(2,409)	$5,766	$(9,882)	$3,163
Plus: Stock-based compensation expense	8,148	1,138	16,397	2,087
Plus: Charitable donation of Class A common stock	—	—	5,125	—
Plus: Internally developed software amortization	138	65	275	130
Operating income, non-GAAP	$5,877	$6,969	$11,915	$5,380
Percentage of revenue:
Operating margin, GAAP	(7)%	24%	(14)%	8%
Operating margin, non-GAAP	16%	29%	17%	13%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$11,262	$(4,385)	$15,471	$(701)
Purchase of property and equipment	(165)	(47)	(271)	(116)
Capitalization of internally developed software	(317)	(271)	(389)	(282)
Non-GAAP free cash flow	$10,780	$(4,703)	$14,811	$(1,099)
Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments as of June 30, 2021 from the contractual obligations and commitments disclosed in our final prospectus filed with the Securities and Exchange Commission, or SEC, on March 18, 2021, or the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. See Note 12 of the notes to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with the Amended Agreement with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2021, advances under the formula revolving line bear interest equal to the greater of (A) 0.75% above the Prime Rate then in effect; or (B) 5.00%. As of June 30, 2021, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. As of June 30, 2021, we had cash and cash equivalents of $575.2 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closures, indoor dining restrictions, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted the restaurant industry, our normal operations and impacted our employees, partners, and customers. While certain regions have started re-opening as a result of increased vaccination rates, we expect these disruptions and impacts to continue. In addition, we face risks related to resurgences of COVID-19, including the emergence of new variant strains of COVID-19 in regions that have reopened which have and may in the future necessitate renewed government restrictions.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across our offices (including our corporate headquarters) to remote work-from-home arrangements, cancelling business development events, and imposing travel and related restrictions. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Although we have recently reopened our corporate headquarters in compliance with applicable government orders and public health guidelines, we have adjusted our policies to allow our New York City headquarter employees to continue to work remotely on an optional basis, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.
With the onset of COVID-19, we began to see an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and continued through the second quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. For the three months ended June 30, 2021 and 2020, 47.2% and 46.5% of our platform revenue was subscription revenue, respectively, and 52.8% and 53.5% was transaction revenue, respectively. For the six months ended June 30, 2021 and 2020, 44.4% and 53.6% of our platform revenue was subscription revenue, respectively, and 55.6% and 46.4% was transaction revenue, respectively. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the continued roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and through the second quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.
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
Further, to the extent there is a sustained general economic downturn and our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand commerce spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in the restaurant industry, the labor shortage faced by the restaurant industry, and the loss of partners that may have gone out of business or may have merged with other of our partners, may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the restaurant industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

Our rapid growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.

We principally generate revenue through subscription revenue from our Ordering module, transaction fees associated with the use of our Rails and Dispatch modules, and professional service fees from the deployment and integration of our platform. While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to these customers, or that the volume of transactions on our platform will continue to increase. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

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
•reduction in the number of transactions using our Ordering, Rails, and Dispatch modules due to the abatement of the effects of COVID-19, including the continued widespread rollout of the COVID-19 vaccine and the reopening of indoor dining;
•actions taken to contain the COVID-19 pandemic, including restrictions that could impact our customers;
•the labor shortage facing the restaurant industry;
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

•the fact that our business has grown rapidly and it may not be possible to fully discern the trends that we are subject to, including negative trends we may experience related to the continued widespread rollout of the COVID-19 vaccine, reopening of indoor dining, and other actions and restrictions imposed to contain the COVID-19 pandemic;
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
This rapid growth has also placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. As a result, we intend to increase headcount significantly in the near future to further expand our overall business, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. In addition, our management team has little experience leading a large, potentially global business operation, so our management may not be able to lead any such growth effectively.
We have a history of losses and we may be unable to sustain profitability.
We have incurred significant losses since inception and we may not maintain profitability. We incurred a net loss of $2.4 million for the six months ended June 30, 2021. We incurred net losses of $8.3 million and $11.6 million for the years ended 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $98.2 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the near-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
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

These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. Historically, our costs have increased each year due to these investments and we expect to continue to incur increasing costs to support our anticipated future growth. In addition, the costs associated with acquiring new customers may materially rise in the future, including if we expand international sales efforts outside of the United States and Canada, increase our efforts to pursue SMB restaurant brands, or increase sales efforts to other verticals. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or sustain profitability.
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
•fluctuations in usage of our platform, or any of our modules, including due to the potential lack of durability of the growth we have experienced in the near term due to COVID-19 and the associated shelter-in-place orders on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions continue to abate;
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
The availability of DSPs generally, and of specific DSPs in certain markets, is integral to the value that our Dispatch module provides to our customers and our ability to generate revenue from orders fulfilled through Dispatch. However, the delivery service provider market has not yet fully developed and could be adversely affected by various conditions, including industry consolidation, changes in labor and independent contractor laws and changes in pricing models, the success of competitors or competing solutions for customers, and general economic conditions. In general, there is more than one DSP available to fulfill delivery orders through Dispatch. In certain markets, however, delivery orders are fulfilled by one or a limited number of DSPs, with a subset of such DSPs being responsible for fulfilling a majority of orders in that market. In addition, certain of these DSPs may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us. If one or more DSPs that represents a significant volume of our Dispatch transactions overall, or DSPs that represent a significant volume of our Dispatch transactions in any single market, are no longer able to continue to provide timely and reliable delivery services, including as a result of a shortage in the labor market or changes in the labor laws, or if we or a DSP terminate our partnership, we could experience significant interruptions in the delivery of orders through our Dispatch module, which could have an adverse effect on our business, financial condition, and results of operations.
Our Rails module currently relies on a limited number of aggregators.
Our Rails module integrates with a limited number of digital ordering aggregators to fulfill third-party ordering transactions on our platform. These aggregators could decide to create new software that is incompatible with our platform, enter into agreements that are exclusive or on terms that are more favorable than those we offer directly with our customers or potential customers, or enter into agreements directly with our competitors or potential future competitors of ours that are exclusive or on terms that are more favorable than those we offer to our customers. Certain of these aggregators may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us.

Factors impacting the pricing strategies of our aggregators, including operating costs, legal and regulatory requirements, constraints or changes, could also impact our business. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States implemented price controls on some food delivery logistics platforms. These price controls have caused, and may in the future cause, aggregators to increase the fees charged to consumers. Such increase in the fees charged by aggregators could result in reduced demand for services by consumers, and our transactional revenue from our Rails module may decline. Moreover, recently a number of aggregators have merged, consolidated, or gone out of business, which could reduce the number of aggregators on our Rails module, reduce our revenue, and limit the effectiveness of Rails. In the event that any of the largest digital ordering aggregators do not integrate with our platform, or create software that is incompatible or competes with our platform by directly integrating with one of our customers, our ability to generate transactional revenue using our Rails module will decline, which could harm our business and results of operation. If we or one or more of these aggregators that represents a significant volume of our Rails transactions overall terminate our partnership, it could have an adverse effect on our business, financial condition, and results of operations.
For the three months ended June 30, 2021, and 2020, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, accounted for an aggregate of 13.8% and 17.6% our total revenue, respectively, and DoorDash accounted for a majority of our transaction revenue from our Rails module during the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021, and 2020, Rails module transaction revenue from DoorDash accounted for an aggregate of 18.7% and 15.8% of our total revenue, respectively, and a majority of our transaction revenue from our Rails module.
On April 22, 2021, we entered into a Restated Delivery Network Agreement, or the Restated Agreement, which replaces and supersedes the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017, and November 12, 2020, with DoorDash. The term of the Restated Agreement will continue for a duration of three years from April 1, 2021, and will renew for a fourth year subject to each party’s written consent. We and DoorDash have also agreed to work together in good faith to make certain product enhancements in connection with the Restated Agreement. Either party may terminate the Restated Agreement upon material breach of the terms of the agreement by the other party, subject to notice and opportunity to cure. The termination of the Restated Agreement would materially and adversely impact our revenue and could impair our profitability. The foregoing description of the material terms of the Restated Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Restated Agreement, which we have filed as an exhibit to this Quarterly Report on Form 10-Q.

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
A security vulnerability in our platform or point of sale integration software could compromise our customers’ in-store networks, which could expose customer or consumer information beyond what we collect through our platform. As a multitenant SaaS provider, despite our logical separation of data between customers, we may face an increased risk of accidentally commingling data between customers due to employee error, a software bug, or otherwise, which may result in unauthorized disclosure of data between customers. We have in the past, and may in the future, be subject to distributed denial of service, or DDoS, attacks, a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack could delay or interrupt service to our customers and their consumers and may deter consumers from ordering or engaging with our customers’ restaurants. Our platform and third-party applications may also be subject to DDoS attacks in the future and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, hacking, credential stuffing, social engineering, phishing, physical theft, and other attacks by third parties are prevalent in our industry. While we have not experienced any material attack on our systems to date, we have in the past, and may in the future, experience such attacks and, as a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks.
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
Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy and data security laws, rules, and regulations. The European Union, or E.U., has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018. Among other requirements, the GDPR regulates transfers of personally identifiable information from the E.U. to non-E.U. countries, such as the United States. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals can claim damages as a result of GDPR violations. Other jurisdictions outside the E.U. are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance.
Certain current or potential future customers are subject to the GDPR and we may be required to assist such customers with their compliance obligations. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR. We may be required to expend resources to assist our customers with such compliance obligations. Assisting our customers in complying with the GDPR or complying with the GDPR ourselves if we expand our business to the

E.U. in the future may cause us to incur substantial operational costs or require us to change our business practices to maintain such information in the European Economic Area.
We publish privacy policies, self-certifications, such as the E.U.-U.S. Privacy Shield, and other documentation regarding our collection, processing, use and disclosure of personal information, credit card information, and other confidential information. Recently the E.S.-U.S. Privacy Shield was declared insufficient by the Court of Justice of the European Union and the E.U.-U.S. Privacy Shield is no longer a valid mechanism to comply with E.U. data protection requirements relating to data transfers. We do not know when, or if, the E.U.-U.S. Privacy Shield will become an effective mechanism for data transfers. Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, resulting in reputational or financial harm to the company. Globally, there have been numerous lawsuits brought against technology companies related to their privacy and data security practices. If those lawsuits are successful, it could increase the risk that we may be exposed to liability for similar practices. Furthermore, if customer concerns regarding data security increase, customers may be hesitant to provide us with the data necessary to provide our service effectively. This could generally limit the adoption of our product and the growth of our company.
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
We believe our focus on customer service and support is critical to onboarding new customers, retaining our existing customers and growing our business. As a result, we have invested heavily in the quality and training of our support team along with the tools they use to provide this service. If we are unable to maintain a consistently high level of customer service, we may lose existing customers or fail to increase revenue from existing customers. In addition, our ability to attract new customers is highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation and the number of positive customer referrals that we receive.
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
Our future performance depends on the continued services and contributions of our senior management, including our Founder and Chief Executive Officer, Noah H. Glass, and other key employees to execute on our business plan, keep our platform stable and secure, and to identify and pursue new opportunities and platform innovations. The failure to properly manage succession plans or the loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees with the exception of Noah H. Glass, our Founder and Chief Executive Officer. The

loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.
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
We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. Our substantial anticipated headcount growth, our transition from a private company to a public company, and our transition to permit our New York City headquarter employees to work remotely on an optional basis may make it difficult to maintain these important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
Additionally, although we have recently reopened our corporate headquarters in compliance with applicable government orders and public health guidelines, many of our employees continue to work remotely, which has allowed us to reduce certain office related costs. We have adjusted our policies to allow our New York City headquarter employees to continue to work remotely on an optional basis. If an increasing number of employees choose to work from our corporate headquarters, we could incur increased costs and expenses in order to provide the appropriate office infrastructure for these personnel.

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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own one registered trademark in the United States as of June 30, 2021, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
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
We rely on open source software in our proprietary platforms and we expect to continue to rely on open source software in our platform in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platforms. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software. Moreover, we cannot ensure that we have not incorporated and are currently relying on additional open source software in our platform in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Although we employ open source software license screening measures, if we were to combine our proprietary software platform with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary platform, which could allow our customers and competitors to freely use such software solutions without compensation to us. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, required to comply with onerous conditions or restrictions, required to make our proprietary source code for our platform and any modifications and derivative works developed using such open source software generally available at no cost, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid use of the open source software in dispute, which could disrupt the business dependent on the affected platforms. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations, and financial condition.
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
Increases in food, labor, rent, energy, and occupancy costs could adversely affect results of operations.
Our financial success is dependent, in part, on the ability of our restaurant customers to increase digital ordering and maintain profitability. These customers may experience increased operating costs, including as a result of changes to food, labor, rent, energy, occupancy, insurance, and supply costs, as well as costs of safety equipment related to the COVID-19 pandemic, and they may be unable to recover these costs through increased menu prices, and as a result, may cease operations. Additionally, if our restaurant customers raise prices in light of these factors, order volume may decline, which could harm our revenue and results of operations.

Various factors beyond our control, including government regulations relating to independent contractor classifications, price controls on food delivery logistics platforms, labor shortages, and minimum wage increases, may also affect the total cost of digital food orders to consumers. If our current or future customers are unable to maintain or increase digital orders, or maintain profitability, our business, financial condition, and results of operations could be harmed.
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
•coordination of product, engineering, and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and platform and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
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
•make specified investments;
•change certain key management personnel; and
•engage in any business other than the businesses we currently engage in; and engage in transactions with affiliates.
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

Any of these developments could adversely affect our results of operations.
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
U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
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
We have financed our operations since inception primarily through sales of our equity securities including our completed IPO, payments received from customers, and borrowings under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
The dual-class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of June 30, 2021, holders of our Class B common stock collectively owned shares representing approximately 98% of the voting power of our outstanding capital stock. As of June 30, 2021, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 65.3% of the voting power of our outstanding capital stock.
As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than a majority of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.
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
An active public trading market may not develop or be sustained.
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
Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.
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

All of our directors and officers and the holders of substantially all of our Class B common stock and securities convertible into our Class B common stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 175 days from the date of our Prospectus, subject to certain exceptions, provided that up to 20% of the shares of Class A common stock and Class B common stock (including common stock issuable upon exercise of vested options) held by employees and former employees (but excluding current executive officers and directors and certain members of management) were permitted to be sold beginning at the commencement of trading on the first trading day on which our common stock was listed on the NYSE and ending on March 31, 2021. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of our Class A and Class B common stock not sold in our IPO will become eligible for sale upon expiration of the 175-day lock-up period, subject, in the case of any shares held by our affiliates, to compliance with Rule 144 under the Securities Act.
In addition, there were 42,967,950 shares of common stock issuable upon the exercise of options outstanding as of June 30, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of June 30, 2021, holders of approximately 120,765,606 shares, or 81.8% of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On March 19, 2021, we closed our IPO of 20,700,000 shares of our Class A common stock at a price to the public of $25.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 2,700,000 shares of Class A common stock, resulting in net proceeds to us of approximately $485.5 million, after deducting underwriting discounts and commissions. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253314), which was declared effective by SEC on March 16, 2021.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in our Prospectus.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.1† #	Restated Delivery Network Agreement, dated April 22, 2021, by and between the Registrant and DoorDash, Inc.	Filed herewith

10.2	First Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated April 29, 2021.	Filed herewith

10.3#	Standby Letter of Credit, by and among the Registrant, Pacific Western Bank and DoorDash Inc., as beneficiary, dated May 6, 2021.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

August 10, 2021	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

August 10, 2021	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)