Form 10-Q
period 2021-09-30
Olo Inc.
filed 2021-11-09
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of November 5, 2021, 57,078,716 shares of the registrant’s Class A common stock and 94,626,917 shares of registrant’s Class B common stock were outstanding.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

OLO INC.

	PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Condensed Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2021 and 2020	2

	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 6.	Exhibits	75

	Signatures	77

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•The COVID-19 pandemic, including variants of COVID-19, and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations;
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
•We may make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders and otherwise disrupt our operations and adversely affect our business, operating results, or financial position.
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
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$597,742	$75,756
Accounts receivable, net of allowances of $657 and $631, respectively	40,392	45,641
Contract assets	625	356
Deferred contract costs	2,175	1,830
Prepaid expenses and other current assets	5,044	1,661
Total current assets	645,978	125,244
Property and equipment, net	2,843	2,241
Contract assets, noncurrent	1,132	503
Deferred contract costs, noncurrent	3,595	3,346
Deferred offering costs	—	2,792
Other assets, noncurrent	368	298
Total assets	$653,916	$134,424
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,293	$9,104
Accrued expenses and other current liabilities	59,704	42,578
Unearned revenue	1,372	585
Redeemable convertible preferred stock warrant liability	—	19,735
Total current liabilities	66,369	72,002
Unearned revenue, noncurrent	2,002	435
Deferred rent, noncurrent	2,229	2,402
Other liabilities, noncurrent	248	329
Total liabilities	70,848	75,168
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value, zero and 60,509,120 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 58,962,749 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	111,737
Stockholders’ equity (deficit):
Class A common stock, $0.001 par value; 1,700,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively; 50,270,094 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 100,585,301 and 22,320,286 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	151	22
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	692,420	16,798
Accumulated deficit	(109,503)	(69,301)
Total stockholders’ equity (deficit)	583,068	(52,481)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$653,916	$134,424
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Platform	$36,084	$26,197	$105,533	$63,525
Professional services and other	1,306	1,307	3,876	4,352
Total revenue	37,390	27,504	109,409	67,877
Cost of revenue:
Platform	6,632	3,583	18,419	10,191
Professional services and other	1,532	1,196	3,958	3,191
Total cost of revenue	8,164	4,779	22,377	13,382
Gross Profit	29,226	22,725	87,032	54,495
Operating expenses:
Research and development	14,485	7,871	42,872	22,715
General and administrative	21,270	5,461	53,034	15,137
Sales and marketing	4,728	2,002	12,265	6,089
Total operating expenses	40,483	15,334	108,171	43,941
(Loss) income from operations	(11,257)	7,391	(21,139)	10,554
Other expenses, net:
Interest expense	—	—	—	(157)
Other (expense) income, net	(15)	(3)	(23)	15
Change in fair value of warrant liability	—	(2,234)	(18,930)	(4,251)
Total other expenses, net	(15)	(2,237)	(18,953)	(4,393)
(Loss) income before taxes	(11,272)	5,154	(40,092)	6,161
Provision for income taxes	36	47	110	142
Net (loss) income and comprehensive (loss) income	$(11,308)	$5,107	$(40,202)	$6,019
Accretion of redeemable convertible preferred stock to redemption value	—	(17)	(14)	(52)
Undeclared 8% dividend on participating securities	—	(5,090)	—	(5,967)
Net loss attributable to Class A and Class B common stockholders	$(11,308)	$—	$(40,216)	$—
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.08)	$—	$(0.35)	$—
Diluted	$(0.08)	$—	$(0.35)	$—
Weighted-average Class A and Class B common shares outstanding:
Basic	148,452,987	20,856,530	113,451,378	19,401,927
Diluted	148,452,987	20,856,530	113,451,378	19,401,927

OLO INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238
Reversal of deferred offering costs	—	—	—	—	1,145	—	1,145
Issuance of common stock on exercise of stock options	—	—	698,453	1	949	—	950
Stock-based compensation	—	—	—	—	8,198	—	8,198
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of June 30, 2021	—	$—	147,696,831	$148	$671,141	$(98,195)	$573,094
Issuance of common stock in connection with charitable donation	—	—	172,918	—	7,982	—	7,982
Issuance of common stock on exercise of stock options	—	—	2,984,858	3	5,370	—	5,373
Vesting of restricted stock units	—	—	788	—	—	—	—
Stock-based compensation	—	—	—	—	7,927	—	7,927
Net loss	—	—	—	—	—	(11,308)	(11,308)
Balance as of September 30, 2021	—	$—	150,855,395	$151	$692,420	$(109,503)	$583,068

OLO INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	49,371,876	$61,901	18,451,120	$19	$10,795	$(72,364)	$(61,550)
Issuance of common stock on exercise of stock options	—	—	197,727	—	19	—	19
Accretion of redeemable convertible preferred stock to redemption value	—	19	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	949	—	949
Net loss	—	—	—	—	—	(3,026)	(3,026)
Balance as of March 31, 2020	49,371,876	$61,920	18,648,847	$19	$11,744	$(75,390)	$(63,627)
Issuance of common stock on exercise of stock options	—	—	495,686	—	282	—	282
Issuance of redeemable convertible preferred stock	9,590,873	49,766	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	16	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	1,147	—	1,147
Net income	—	—	—	—	—	3,938	3,938
Balance as of June 30, 2020	58,962,749	$111,702	19,144,533	$19	$13,157	$(71,452)	$(58,276)
Issuance of common stock on exercise of stock options	—	—	2,658,137	3	1,243	—	1,246
Accretion of redeemable convertible preferred stock to redemption value	—	17	—	—	(17)	—	(17)
Stock-based compensation	—	—	—	—	1,400	—	1,400
Net income	—	—	—	—	—	5,107	5,107
Balance as of September 30, 2020	58,962,749	$111,719	21,802,670	$22	$15,783	$(66,345)	$(50,540)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating activities
Net (loss) income	$(40,202)	$6,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	800	440
Stock-based compensation	21,417	3,465
Stock-based compensation in connection with vesting of Stock Appreciation Rights	2,847	—
Charitable donation of Class A common stock	13,107	—
Bad debt expense	283	520
Change in fair value of warrants	18,930	4,251
Changes in operating assets and liabilities:
Accounts receivable	4,966	(30,404)
Contract assets	(898)	(59)
Prepaid expenses and other current assets	(3,256)	(148)
Deferred contract costs	(594)	(1,575)
Accounts payable	(3,721)	(3,461)
Accrued expenses and other current liabilities	10,350	24,010
Deferred rent	(174)	669
Unearned revenue	2,354	(337)
Net cash provided by operating activities	26,209	3,390
Investing activities
Purchases of property and equipment, including capitalized software	(1,195)	(989)
Net cash used in investing activities	(1,195)	(989)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	485,541	—
Cash received for employee payroll tax withholdings	25,696	—
Cash paid for employee payroll tax withholdings	(18,691)	—
Proceeds from line of credit	—	15,000
Repayment of line of credit	—	(18,500)
Proceeds from exercise of warrants	392	—
Payment of deferred finance costs	(135)	—
Payment of deferred offering costs	(4,118)	(1,105)
Proceeds from exercise of stock options	8,287	1,708
Proceeds from issuance of preferred stock	—	50,000
Costs incurred from issuance of preferred stock	—	(234)
Net cash provided by financing activities	496,972	46,869
Net increase in cash and cash equivalents	521,986	49,270
Cash and cash equivalents, beginning of period	75,756	10,935
Cash and cash equivalents, end of period	$597,742	$60,205

OLO INC.
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$69	$—
Cash paid for interest	$—	$157
Cash received for early exercise of stock options	$—	$156
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$339	$710
Vesting of early exercised stock options	$174	$—
Accretion of redeemable convertible preferred stock to redemption value	$14	$52
Purchase of property and equipment	$34	$46
Capitalization of stock-based compensation for internal-use software	$173	$31
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

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our equity securities, which includes Class A common stock and Class B common stock held by non-affiliates, exceeds $700 million as of June 30 of such fiscal year.
Initial Public Offering
On March 19, 2021, we completed our initial public offering of Class A common stock (“IPO”) in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions. Upon completion of the IPO, $6.6 million of deferred offering costs, which consisted primarily of accounting, legal and other fees related to our IPO, were reclassified into stockholders’ deficit as a reduction of the IPO proceeds.
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
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed interim financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. These unaudited interim financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of September 30,

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
2021, our results of operations and comprehensive income, our stockholders’ equity, for the three and nine months ended September 30, 2021 and 2020 and our cash flows for the nine months ended September 30, 2021 and 2020, respectively. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes included in our final prospectus dated March 16, 2021 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, allowance for doubtful accounts, stock-based compensation including the determination of the fair value of our stock, fair value of warrant liabilities, realization of deferred tax assets, estimated life of our customers, estimated standalone selling price of our performance obligations and estimated consideration for implementation services and transactional revenue in certain arrangements. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of September 30, 2021 and December 31, 2020, we did not have assets located outside of the United States and international revenue recognized during the three and nine months ended September 30, 2021 was not material.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. As of September 30, 2021, we had no customers individually representing over 10% of our accounts receivable and as of December 31, 2020, 11% of our accounts receivable were due from one customer. For the three months ended September 30, 2021 and 2020, one customer accounted for 16% and 23% of our revenue, respectively. For the nine months ended September 30, 2021 and 2020, one customer accounted for 19% and 19% of our revenue, respectively.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
The following summarizes assets and liabilities as of September 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,080	$—	$—
Total	$45,080	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,039	$—	$—
Redeemable convertible preferred stock warrant liability	—	—	19,735
Total	$45,039	$—	$19,735
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations. We identify performance obligations in a contract with a customer based on the goods and services that will be transferred to the customer that are capable of being distinct and that are separately identifiable from other promises in the contract. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Identifying distinct performance obligations in a contract requires judgment. Our performance obligations primarily include access to our platform and its different modules and implementation services associated with the platform.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
price, and (vi) the expected dividend yield of our common stock. The fair value for RSUs is calculated based on the stock price on the date of grant.
Prior to the IPO, the fair value of our shares of common stock underlying the awards was historically determined by the board of directors with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of common stock, transactions in our common stock, and general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined based on the New York Stock Exchange (“NYSE”) closing price on the date of grant.
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
For non-employee and employee awards granted, we estimate the expected term based on the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each award since our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant whose term is consistent with the expected life of the award.
Expected dividend yield is zero percent as we have not paid and do not anticipate paying dividends on our Class B common stock or Class A common stock. Upon the exercise of a stock option award, shares of either our Class B common stock or Class A common stock are issued from authorized but unissued shares.
Performance-Based Awards
We also have historically granted SARs that vest only upon the satisfaction of performance based conditions. The performance-based conditions are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain change in control transactions, or (ii) an IPO. We record stock-based compensation expense for performance-based equity awards when the performance-based conditions are considered probable to be satisfied. As of September 30, 2021, the SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with the IPO and we recognized $2.8 million of compensation expense.
For performance-based SARs, we determine the grant-date fair value utilizing the valuation model as described above for time-based awards.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This guidance will be effective for public entity fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 for the period that includes the nine months ended September 30, 2021. The most applicable provision is the requirement for entities to account for the income-based portion of a tax as an income tax for those taxes that are partially based on income. This provision and all other provisions did not have a material impact to the tax provision for the three and nine months ended September 30, 2021.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance will be effective for us beginning January 1, 2022. We have completed our initial assessment and do not expect adoption of the standard to have a material impact on our financial statements.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$17,046	$1,306	$18,352
Transferred at a point in time	19,038	—	19,038
Total revenue	$36,084	$1,306	$37,390

	Three Months Ended September 30, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$11,765	$1,307	$13,072
Transferred at a point in time	14,432	—	14,432
Total revenue	$26,197	$1,307	$27,504

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$47,902	$3,876	$51,778
Transferred at a point in time	57,631	—	57,631
Total revenue	$105,533	$3,876	$109,409

	Nine Months Ended September 30, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$31,764	$4,352	$36,116
Transferred at a point in time	31,761	—	31,761
Total revenue	$63,525	$4,352	$67,877
Contract Balances
Contract Asset
As described in Note 2, professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings and unearned revenue when the billings or payments on a contract exceed the revenue recognized. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the nine months ended September 30, 2021, we recognized $0.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2020. During the nine months ended September 30, 2020, we recognized $0.7 million of revenue related to contracts that were included in unearned revenue at December 31, 2019.
As of September 30, 2021, our remaining performance obligations were approximately $36.6 million, approximately 41% of which we expect to recognize as revenue over the next 12 months and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2020	$5,176
Capitalization of deferred contract costs	2,607
Amortization of deferred contract costs	(2,013)
Balance at September 30, 2021	$5,770

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of September 30, 2021	As of December 31, 2020
Computer and office equipment	3 - 5	$1,737	$1,375
Capitalized software	3	2,696	1,653
Furniture and fixtures	10	386	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	373	374
Total property and equipment		5,192	3,788
Less: accumulated depreciation and amortization		(2,349)	(1,547)
Total property and equipment, net		$2,843	$2,241
Depreciation and amortization expense was approximately $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense was approximately $0.8 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Prepaid software licensing fees	$1,683	$855
Other	3,361	806
Total prepaid expenses and other current assets	$5,044	$1,661
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued delivery service partner fees	$39,421	$34,067
Accrued compensation and benefits	12,730	5,168
Other	5,497	2,434
Professional and consulting fees	2,056	909
Total accrued expenses and other current liabilities	$59,704	$42,578
7.Line of Credit
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1) (the “Loan Agreement”) for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. As of September 30, 2021, there were no outstanding borrowings and no interest incurred related to the Loan Agreement. The interest rate applicable

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
on any outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Loan Agreement are secured by substantially all of our assets.
In April 2021, we amended the Loan Agreement with Pacific Western Bank (the “First Amendment”) and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants, which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc. (“DoorDash”) in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See Note 12 for further details. The First Amendment contains various affirmative and negative covenants and we were in compliance with these covenants as of September 30, 2021. In August 2021, we further amended our Loan Agreement (the “Second Amendment”, and the Loan Agreement as amended by the First Amendment and the Second Amendment, the “Amended Loan Agreement”) to maintain the lesser of at least $75.0 million or an amount equal to 50% of all of our cash deposits with any bank and to extend certain reporting requirements from 30 to 45 days after each quarter end.
As of September 30, 2021, we had $8.6 million available under the revolving line of credit, after consideration of $25.0 million in our letter of credit towards DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of September 30, 2021, we had no outstanding borrowings under the line of credit. As of September 30, 2021, no amounts have been drawn against any of our letters of credit.
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
Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. We may terminate the Formula Line or the Non-Formula Line at any time prior to the maturity date, upon two business days written notice to Pacific Western Bank, at which time all then outstanding obligations arising under the Amended Loan Agreement, including any unpaid interest thereon, will accelerate and become immediately due and payable.
Interest expense related to the line of credit was immaterial for the three and nine months ended September 30, 2021. Interest expense related to the line of credit was also immaterial for the three and nine months ended September 30, 2020. Deferred financing costs related to the Amended Loan Agreement were capitalized and are included within other current and non-current assets as of September 30, 2021.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Redeemable convertible preferred stock	—	98,514,932
Redeemable convertible preferred stock warrants	—	1,682,847
Shares available for grant under employee stock purchase plan	3,900,000	—
Shares available for grant under stock option plan	20,067,705	1,687,947
Restricted stock units	155,422	—
Options issued and outstanding under stock option plan	39,815,982	40,807,939
Total common stock reserved for future issuance	63,939,109	142,693,665
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
Charitable Contributions

We donated 172,918 and 345,836 shares of our Class A common stock to a charitable donor-advised fund and recognized $8.0 million and $13.1 million as a non-cash general and administrative expense in our Condensed Statement of Operations for the three and nine months ended September 30, 2021, respectively. In March 2021, our board of directors authorized the issuance of 1,729,189 shares of our Class A common stock to this fund in conjunction with our Olo for Good initiative. We may donate 1/10th of the total shares authorized into the fund on or about each anniversary of such date.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
9.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our board of directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and together with the 2015 Plan and 2021 Plan, the “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock and RSUs, to employees, directors, consultants and advisors.
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
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and are reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 141,270 and 204,850 early exercised shares outstanding as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, there is a liability in the amount of $0.4 million, of which $0.2 million was recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months, and $0.2 million was recorded in other liabilities, non-current, because vesting is beyond the next 12 months.
On March 13, 2021, our board of directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainer for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, and nominating and corporate governance committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the board of directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period. Certain non-employee directors who served for at least six months prior to the IPO effective date and did not have unvested equity awards, were granted 39,870 RSU awards on March 17, 2021 with a total value of approximately $1.0 million, which will fully vest on the day immediately prior to our 2022 annual meeting of stockholders.
As of September 30, 2021 and December 31, 2020 the maximum number of shares authorized for issuance to participants under the Plans is 20,396,975 and 46,170,691, respectively. As of September 30, 2021 and December 31, 2020 the number of shares available for issuance to participants under the Plans is 20,067,705 and 1,687,947, respectively.
During the three and nine months ended September 30, 2021 and 2020, no SARs were granted to employees. The SARs outstanding as of the time of the IPO are equity-classified and are measured at their grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the nine months ended September 30, 2021. The aggregate intrinsic value of the SARs as of December 31, 2020 was $17.7 million.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the nine months ended September 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	166,371	31.21
Vested	(788)	34.28
Forfeited and canceled	(10,161)	33.42
Unvested at September 30, 2021	155,422	$31.05
Future stock-based compensation for unvested RSUs awarded as of September 30, 2021 is approximately $3.8 million and will be recognized over a weighted-average period of 2.98 years.
Stock Options
The following summarizes our stock option activity for the nine months ended September 30, 2021:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
As of December 31, 2020	39,161,438	$1.93	5.89	$347,574
Granted	6,951,470	10.28
Exercised	(5,649,135)	1.52
Forfeited and canceled	(647,791)	6.20
Vested and expected to vest as of September 30, 2021	39,815,982	$3.38	5.92	$1,061,145
Exercisable as of September 30, 2021	27,783,097	$1.80	4.64	$784,263
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and grant date fair value of options vested for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average grant date fair value of options granted	$—	$4.96	$10.70	$3.16
Intrinsic value of options exercised	$97,370	$11,240	$169,450	$13,469
Total grant date fair value of options vested	$10,709	$1,633	$29,355	$10,331
Future stock-based compensation for unvested employee options granted and outstanding as of September 30, 2021 is $77.6 million and will be recognized over a weighted-average period of 3.06 years. Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2020 is $29.6 million and will be recognized over a weighted-average period of 3.12 years.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	0.00	5.94 - 6.08	5.48 - 6.07	5.52 - 6.08
Volatility	—%	66%	52% - 65%	43% - 66%
Risk-free interest rate	0.00%	0.37% - 0.39%	0.50% - 1.06%	0.37% - 1.63%
Dividend yield	0%	0%	0%	0%
Fair value of underlying common stock	$—	$7.32	$16.78 - $30.02	$4.06 - $7.32
We elected to use the midpoint practical expedient to calculate the expected term.
Stock-Based Compensation Expense
The classification of stock-based compensation expense by line item within the statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue - platform	$762	$140	$1,942	$348
Cost of revenue - professional services and other	116	33	362	72
Research and development	2,570	413	8,522	940
General and administrative	3,907	681	12,002	1,884
Sales and marketing	512	111	1,436	221
Total stock-based compensation expense	$7,867	$1,378	$24,264	$3,465
2021 Employee Stock Purchase Plan
On March 5, 2021, our board of directors and stockholders adopted our ESPP. The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in March 2021 and ends in December 2021. For the three and nine months ended September 30, 2021, we have recorded approximately $0.4 million and $0.9 million of compensation expense associated with our ESPP, respectively.
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
converted into 100,196,780 shares of Class B common stock. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital in connection with the IPO.
The following table summarizes the activity of the redeemable convertible preferred stock warrants since December 31, 2020:

	Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2020	Warrants Exercised in The Nine Months Ended September 30, 2021	Warrants Outstanding at September 30, 2021
Series A-1	2012	5/14/2022	$0.17	151,640	151,640	—
Series B	2012	1/31/2019	0.70	—	—	—
Series C	2014	10/10/2024	0.70	562,241	562,241	—
Series C	2016	1/12/2026	—	968,966	968,966	—
Total				1,682,847	1,682,847	—
The estimated fair value of the redeemable preferred stock underlying the warrants was approximately $12.77 per share as of December 31, 2020.
At December 31, 2020, given the significant increase in fair value of each series of redeemable convertible preferred stock relative to the warrant’s exercise price, we estimated the preferred stock warrant liability using the intrinsic value of each warrant as the warrants were significantly in-the-money and the Black-Scholes input had a de minimis impact on their value. For the nine months ended September 30, 2021, we recorded a fair value adjustment of approximately $18.9 million using the intrinsic value of each warrant on the date of the conversion immediately prior to the IPO as the warrants were significantly in-the-money and the Black-Scholes input have a de minimis impact on their value.
The following table represents the current period’s activity of the redeemable convertible preferred stock warrant liability (in thousands):

Fair Value
Balance at January 1, 2021	$19,735
Change in fair value	18,930
Exercise of warrants	(38,665)
Balance at September 30, 2021	$—
11.Income Taxes
The Company has an effective tax rate of (0.27)% and 0.92% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate is driven by adjustments to the full valuation allowance on the Company’s deferred tax assets, partially offset by state taxes.
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
The Company has applied ASC 740, Income Taxes, and has determined that it does not have any uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and state tax authority examinations.

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Rent expense, excluding sublease income, for each of the three months ended September 30, 2021 and 2020 was $0.8 million and rental income for the each of the three months ended September 30, 2021 and 2020 was $0.1 million. Rent expense, excluding sublease income, for each of the nine months ended September 30, 2021 and 2020 was $2.5 million and rental income for each of the nine months ended September 30, 2021 and 2020 was $0.3 million.
The following represents our future minimum payments under non-cancelable leases for operating facilities as of September 30, 2021 for each of the next five years and thereafter (in thousands):

2021 (remaining)	$880
2022	3,533
2023	3,352
2024	2,780
2025	2,885
Thereafter	13,074
Total	$26,504
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

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income and comprehensive (loss) income	$(11,308)	$5,107	$(40,202)	$6,019
Less: accretion of redeemable convertible preferred stock to redemption value	—	(17)	(14)	(52)
Less: undeclared 8% non-cumulative dividend on participating securities	—	(5,090)	—	(5,967)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(11,308)	$—	$(40,216)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	148,452,987	20,856,530	113,451,378	19,401,927
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.08)	$—	$(0.35)	$—
The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	98,514,932	—	98,514,932
Outstanding stock options	39,815,982	39,760,450	39,815,982	39,760,450
Outstanding shares estimated to be purchased under ESPP	143,815	—	143,815	—
Outstanding SARs	—	1,646,501	—	1,646,501
Outstanding redeemable convertible preferred stock warrants	—	1,682,847	—	1,682,847
Outstanding restricted stock units	155,422	—	155,422	—
Total	40,115,219	141,604,730	40,115,219	141,604,730
14.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including one of our executive officers who serves on the board of one of these companies and receives an annual cash retainer for service on such board. The Company generated approximately $0.3 million of revenue from these customers identified as related parties for both the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, the Company generated approximately $0.8 million and $0.7 million of revenue from these customers identified as related

OLO INC.
Notes to Condensed Financial Statements
(Unaudited)
parties. As of September 30, 2021, the outstanding accounts receivable from the related parties was $0.3 million. As of December 31, 2020, the outstanding accounts receivable from the related parties was $0.4 million.
15.Subsequent Events
Acquisition
On October 21, 2021, we signed a definitive agreement to acquire all of the outstanding shares of Wisely Inc. (“Wisely”), a leading customer intelligence and engagement platform for restaurants. We closed the acquisition on November 4, 2021 for approximately $187 million, consisting of $77 million in cash and $110 million of our Class A common stock, based on a price per share of $29.85, which is equal to the daily volume-weighted average sales price of our Class A common stock for each of the twenty (20) consecutive trading days ended on and including October 18, 2021. On November 4, 2021, we issued approximately 3.5 million shares of our Class A common stock and granted approximately 0.2 million fully vested stock options. In contemplation of the acquisition, on October 1, 2021, we entered into a Convertible Promissory Note (“Note”) with Wisely in the amount of $7 million. The Note was settled in conjunction with the close of the acquisition.

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
•2021: We completed our initial public offering, or IPO, and listed on the New York Stock Exchange.

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
Acquisition of Wisely Inc.
On October 21, 2021, we entered into an Agreement and Plan of Reorganization, or the Merger Agreement, with Sparty Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, Sparty Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, Wisely Inc., a Delaware corporation, or Wisely, and Fortis Advisors LLC, solely in its capacity as the representative of Wisely’s security holders. The transaction, which we refer to as the Wisely Acquisition, closed on November 4, 2021 pursuant to the terms set forth in the Merger Agreement.
Wisely is a leading customer intelligence and engagement platform that enables restaurant brands to personalize the guest experience and maximize customer lifetime value. With a growing list of enterprise and emerging enterprise customers, Wisely’s leading software solutions include an all-in-one Customer Relationship Management system with email and SMS marketing automation features; Host, a table management, waitlist, and reservations solution; a guest sentiment tracker with aggregated and annotated guest reviews and feedback; and a Customer Data Platform purpose-built for restaurants. The Wisely Acquisition expands our platform capabilities, creating new offerings that will unlock our ability to directly serve restaurant brands’ marketing efforts, empowering restaurant brands to derive actionable insights from their data more readily in order to better understand their guests.
Upon the closing of the Wisely Acquisition, we paid to Wisely security holders approximately $187 million, consisting of $77 million in cash and $110 million in Class A common stock, based on a price per share of $29.85.

Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands

We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 500 existing brands across approximately 76,000 active locations as of September 30, 2021, up from approximately 60,000 active locations as of September 30, 2020. We define active locations as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands, and define active locations as a location where at least one of our modules is deployed. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.

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
The following summarizes our ARPU and number of active locations for the three months ended, or as of each of the dates presented.

	Three Months Ended September 30,
	2021	2020
Average Revenue Per Unit	$484	$450
Ending Active Locations	76,000	60,000
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention rate, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based NRR as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. For the period ending September 30, 2021, we continued to maintain an NRR above 120%. While we have maintained this high NRR over the past three years, we are also seeing a trend where customers are purchasing all of our products at signing, which provides us with more platform revenue from the beginning of the arrangement, but leaves less room for expansion.
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
With the onset of COVID-19, we saw an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and has continued through the balance of the third quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the continued roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and through the third quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform.
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
Other Expenses
Interest Expense
Interest expense consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2021, we amended our loan agreement for our revolving line of credit. See—“Liquidity and Capital Resources.”
Other (Expense) Income, Net
Other (expense) income, net consists primarily of income earned on our money-market funds in cash and cash equivalents.
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.
Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Platform	$36,084	$26,197	$105,533	$63,525
Professional services and other	1,306	1,307	3,876	4,352
Total revenue	37,390	27,504	109,409	67,877
Cost of revenue:
Platform (1)	6,632	3,583	18,419	10,191
Professional services and other (1)	1,532	1,196	3,958	3,191
Total cost of revenue	8,164	4,779	22,377	13,382
Gross Profit	29,226	22,725	87,032	54,495
Operating expenses:
Research and development (1)	14,485	7,871	42,872	22,715
General and administrative (1) (2)	21,270	5,461	53,034	15,137
Sales and marketing (1)	4,728	2,002	12,265	6,089
Total operating expenses	40,483	15,334	108,171	43,941
(Loss) income from operations	(11,257)	7,391	(21,139)	10,554
Other expenses, net:
Interest expense	—	—	—	(157)
Other (expense) income, net	(15)	(3)	(23)	15
Change in fair value of warrant liability	—	(2,234)	(18,930)	(4,251)
Total other expenses, net	(15)	(2,237)	(18,953)	(4,393)
(Loss) income before taxes	(11,272)	5,154	(40,092)	6,161
Provision for income taxes	36	47	110	142
Net (loss) income and comprehensive (loss) income	(11,308)	5,107	(40,202)	6,019
Accretion of redeemable convertible preferred stock to redemption value	—	(17)	(14)	(52)
Undeclared 8% dividend on participating securities	—	(5,090)	—	(5,967)
Net loss attributable to Class A and Class B common stockholders	$(11,308)	$—	$(40,216)	$—

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue - platform	$762	$140	$1,942	$348
Cost of revenue - professional services and other	116	33	362	72
Research and development	2,570	413	8,522	940
General and administrative	3,907	681	12,002	1,884
Sales and marketing	512	111	1,436	221
Total stock-based compensation expense	$7,867	$1,378	$24,264	$3,465

(2) Includes charitable donation expense of $8.0 million and $13.1 million for the three and nine months ended September 30, 2021, respectively.
The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Platform	96.5%	95.2%	96.5%	93.6%
Professional services and other	3.5	4.8	3.5	6.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	17.7	13.0	16.8	15.0
Professional services and other	4.1	4.3	3.6	4.7
Total cost of revenue	21.8	17.4	20.5	19.7
Gross Profit	78.2	82.6	79.5	80.3
Operating expenses:
Research and development	38.7	28.6	39.2	33.5
General and administrative	56.9	19.9	48.5	22.3
Sales and marketing	12.6	7.3	11.2	9.0
Total operating expenses	108.3	55.8	98.9	64.7
(Loss) income from operations	(30.1)	26.9	(19.3)	15.5
Other expenses, net:
Interest expense	0.0	0.0	0.0	(0.2)
Other (expense) income, net	0.0	0.0	0.0	0.0
Change in fair value of warrant liability	0.0	(8.1)	(17.3)	(6.3)
Total other expenses, net	0.0	(8.1)	(17.3)	(6.5)
(Loss) income before taxes	(30.1)	18.7	(36.6)	9.1
Provision for income taxes	0.1	0.2	0.1	0.2
Net (loss) income and comprehensive (loss) income	(30.2)	18.6	(36.7)	8.9
Accretion of redeemable convertible preferred stock to redemption value	0.0	(0.1)	0.0	(0.1)
Undeclared 8% dividend on participating securities	0.0	(18.5)	0.0	(8.8)
Net loss attributable to Class A and Class B common stockholders	(30.2)%	0.0%	(36.8)%	0.0%

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$36,084	$26,197	$9,887	37.7%
Professional services and other	1,306	1,307	(1)	(0.1)
Total Revenue	$37,390	$27,504	$9,886	35.9%
Platform
Total platform revenue increased $9.9 million, or 37.7%, to $36.1 million for the three months ended September 30, 2021 from $26.2 million for the three months ended September 30, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 76,000 as of September 30, 2021 from approximately 60,000 as of September 30, 2020, and ARPU increased to approximately $484 for the three months ended September 30, 2021 from approximately $450 for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, 47.2% and 44.9% of our platform revenue was subscription revenue, respectively, and 52.8% and 55.1% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue were flat at $1.3 million for the three months ended September 30, 2021 and 2020. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue:
Platform	$6,632	$3,583	$3,049	85.1%
Professional services and other	1,532	1,196	336	28.1
Total cost of revenue	$8,164	$4,779	$3,385	70.8%
Percentage of revenue:
Platform	17.7%	13.0%
Professional services and other	4.1	4.3
Total cost of revenue	21.8%	17.4%
Gross Profit	$29,226	$22,725	$6,501	28.6%
Gross Margin	78.2%	82.6%
Platform
Total platform cost of revenue increased $3.0 million, or 85.1%, to $6.6 million for the three months ended September 30, 2021 from $3.6 million for the three months ended September 30, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.3 million, or 28.1%, to $1.5 million for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. This increase was primarily the result of increased compensation costs to support growth in active locations.
Gross Profit
Gross profit margin decreased to 78.2% for the three months ended September 30, 2021 from 82.6% for the three months ended September 30, 2020. Decreases in gross profit margin were driven by higher platform and professional services and other compensation costs to support rapid growth in active locations coming onto the platform.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$14,485	$7,871	$6,614	84.0%
Percentage of total revenue	38.7%	28.6%
Research and development expense increased $6.6 million, or 84.0%, to $14.5 million for the three months ended September 30, 2021 from $7.9 million for the three months ended September 30, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percent of total revenue, research and development expenses increased to 38.7% for the three months ended September 30, 2021 from 28.6% for the three months ended September 30, 2020.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$21,270	$5,461	$15,809	289.5%
Percentage of total revenue	56.9%	19.9%

General and administrative expense increased $15.8 million, or 289.5%, to $21.3 million for the three months ended September 30, 2021 from $5.5 million for the three months ended September 30, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, as well as, increased insurance costs and professional fees incurred due to operating as a public company. Additionally, we incurred a non-cash charge of $8.0 million for the three months ended September 30, 2021 related to the donation of 172,918 shares of our Class A common stock to a charitable donor-advised fund. We intend to donate additional shares to this fund in conjunction with our Olo for Good initiative. As a percent of total revenue, general and administrative expenses increased to 56.9% for the three months ended September 30, 2021 from 19.9% for the three months ended September 30, 2020.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$4,728	$2,002	$2,726	136.2%
Percentage of total revenue	12.6%	7.3%

Sales and marketing expense increased $2.7 million, or 136.2%, to $4.7 million for the three months ended September 30, 2021 from $2.0 million for the three months ended September 30, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, professional and consulting services, and associated technology spend due to increases in headcount to support the growth and stage of the organization. As a percent of total revenue, sales and marketing expense increased to 12.6% for the three months ended September 30, 2021 from 7.3% for the three months ended September 30, 2020.
Other Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expenses, net:			—
Other (expense) income, net	(15)	(3)	(12)	400.0%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	—	(2,234)	2,234	(100.0)%
Percentage of total revenue	—%	(8.1)%
Total other expenses, net	$(15)	$(2,237)	$2,222	(99.3)%
Percentage of total revenue	—%	(8.1)%

Change in Fair Value of Warrant Liability
We had no warrants outstanding during the three months ended September 30, 2021. For the three months ended September 30, 2020, the $2.2 million in the fair value of warrant liability was the result of an increase in value of our redeemable convertible preferred stock warrant liability which is directly related to our stock valuation increase over the same period.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$36	$47	$(11)	(23.4)%
Percentage of total revenue	0.1%	0.2%
Provision for income taxes primarily consists of state income taxes for the three months ended September 30, 2021 and 2020. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$105,533	$63,525	$42,008	66.1%
Professional services and other	3,876	4,352	(476)	(10.9)
Total Revenue	$109,409	$67,877	$41,532	61.2%
Platform
Total platform revenue increased $42.0 million, or 66.1%, to $105.5 million for the nine months ended September 30, 2021 from $63.5 million for the nine months ended September 30, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 76,000 as of September 30, 2021 from approximately 60,000 as of September 30, 2020, and ARPU increased to approximately $1,509 for the nine months ended September 30, 2021 from approximately $1,242 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, 45.4% and 50.0% of our platform revenue was subscription revenue, respectively, and 54.6% and 50.0% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.5 million, or 10.9%, to $3.9 million for the nine months ended September 30, 2021 from $4.4 million for the nine months ended September 30, 2020. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient resulting in shortened deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$18,419	$10,191	$8,228	80.7%
Professional services and other	3,958	3,191	767	24.0
Total cost of revenue	$22,377	$13,382	$8,995	67.2%
Percentage of revenue:
Platform	16.8%	15.0%
Professional services and other	3.6	4.7
Total cost of revenue	20.5%	19.7%
Gross Profit	$87,032	$54,495	$32,537	59.7%
Gross Margin	79.5%	80.3%
Platform
Total platform cost of revenue increased $8.2 million, or 80.7%, to $18.4 million for the nine months ended September 30, 2021 from $10.2 million for the nine months ended September 30, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.8 million, or 24.0%, to $4.0 million for the nine months ended September 30, 2021 from $3.2 million for the nine months ended September 30, 2020. This increase was primarily the result of increased consulting costs and higher compensation costs to support growth in active locations.
Gross Profit
Gross profit margin decreased to 79.5% for the nine months ended September 30, 2021 from 80.3% for the nine months ended September 30, 2020. Decreases in gross profit margin were driven by higher platform and professional services and other compensation costs to support rapid growth in transactions and active locations coming onto the platform.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$42,872	$22,715	$20,157	88.7%
Percentage of total revenue	39.2%	33.5%
Research and development expense increased $20.2 million, or 88.7%, to $42.9 million for the nine months ended September 30, 2021 from $22.7 million for the nine months ended September 30, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. Additionally, we incurred a non-cash charge of $1.8 million in March 2021 related to the vesting and settlement of SARs in connection with the IPO. As a percent of total revenue, research and development expenses increased to 39.2% for the nine months ended September 30, 2021 from 33.5% for the nine months ended September 30, 2020.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$53,034	$15,137	$37,897	250.4%
Percentage of total revenue	48.5%	22.3%

General and administrative expense increased $37.9 million, or 250.4%, to $53.0 million for the nine months ended September 30, 2021 from $15.1 million for the nine months ended September 30, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, IPO-related bonus awards, vesting and settlement of stock appreciation rights, or SARs, in connection with the IPO, as well as increased insurance costs and professional fees incurred in preparation for becoming and operating as a public company. Additionally, we incurred a non-cash charge of $13.1 million for the nine months ended September 30, 2021 related to the donation of 345,836 shares of our Class A common stock to a charitable donor-advised fund. We intend to donate additional shares to this fund in conjunction with our Olo for Good initiative. As a percent of total revenue, general and administrative expenses increased to 48.5% for the nine months ended September 30, 2021 from 22.3% for the nine months ended September 30, 2020.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$12,265	$6,089	$6,176	101.4%
Percentage of total revenue	11.2%	9.0%
Sales and marketing expense increased $6.2 million, or 101.4%, to $12.3 million for the nine months ended September 30, 2021 from $6.1 million for the nine months ended September 30, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as increased marketing spend associated with our annual user conference, professional services fees, various software, and IPO-related costs. Sales and marketing spend increases were offset by a reduction in travel and entertainment costs as of April 2020 due to travel restrictions as a result of COVID-19. As a percent of total revenue, sales and marketing expense increased to 11.2% for the nine months ended September 30, 2021 from 9.0% for the nine months ended September 30, 2020.
Other Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expenses, net:			—
Interest expense	$—	$(157)	$157	(100.0)%
Percentage of total revenue	—%	(0.2)%
Other (expense) income, net	(23)	15	(38)	(253.3)%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	(18,930)	(4,251)	(14,679)	345.3%
Percentage of total revenue	(17.3)%	(6.3)%
Total other expenses, net	$(18,953)	$(4,393)	$(14,560)	331.4%
Percentage of total revenue	(17.3)%	(6.5)%
Interest Expense
We had no debt outstanding during the nine months ended September 30, 2021. As of March 31, 2020, we had an outstanding balance of $18.5 million on the line of credit, resulting in interest expense of $0.2 million. All outstanding debt was repaid by April 30, 2020.
Change in Fair Value of Warrant Liability
The increase of $14.7 million in the fair value of warrant liability for the nine months ended September 30, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability which is directly related to our stock valuation increase during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$110	$142	$(32)	(22.5)%
Percentage of total revenue	0.1%	0.2%
Provision for income taxes primarily consists of state income taxes for the nine months ended September 30, 2021 and 2020. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources
General
As of September 30, 2021, our principal source of liquidity was cash and cash equivalents totaling $597.7 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.

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
Credit Facility
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank (formerly Square 1), or the Loan Agreement, for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we have executed subsequent amendments to extend the maturity date until February 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty, and the credit facility matures on February 11, 2022. As of September 30, 2021, there were no outstanding borrowings. The interest rate applicable on any outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Loan Agreement are secured by substantially all of our assets.
In April 2021, we amended the Loan Agreement and exercised our option to increase our available line of credit from $25.0 million to $35.0 million, or the First Amendment. Additionally, we amended our minimum EBITDA and minimum net revenue covenants which reset each annual period. On May 6, 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. The First Amendment contains various affirmative and negative covenants and we were in compliance with these covenants as of September 30, 2021. See Note 12 to the notes to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In August 2021, we further amended the Loan Agreement to maintain the lesser of at least $75.0 million or an amount equal to 50% of all of our cash deposits with any bank and to extend certain reporting requirements from 30 to 45 days after each quarter end. The foregoing description of the material terms of the Second Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Second Amendment, which we have filed as an exhibit to this Quarterly Report on Form 10-Q. We refer to the Loan Agreement as amended by the First Amendment and the Second Amendment as the Amended Loan Agreement.

We currently have $8.6 million available under the revolving line of credit due to our outstanding $25.0 million letter of credit to DoorDash and our outstanding $1.4 million letter of credit on the lease of our headquarters. As of September 30, 2021, we had no outstanding borrowings under the line of credit. As of September 30, 2021, no amounts have been drawn against any of our letters of credit.
The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants.

The Amended Loan Agreement also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations, judgment defaults, inaccuracy of representations and warranties, and a material adverse change default. Any default that is not cured or waived could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility to a per annum rate equal to 5.00% above the applicable interest rate, and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that is securing the credit facility.

The Amended Loan Agreement will continue in full force and effect for so long as any obligations remain outstanding thereunder, provided, that, Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. We may terminate the formula revolving line or the non-formula revolving line at any time prior to the maturity date, upon two business days written notice to Pacific Western Bank, at which time all then outstanding obligations arising under the Amended Loan Agreement, including any unpaid interest thereon, will accelerate and become immediately due and payable.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$26,209	$3,390
Net cash used in investing activities	(1,195)	(989)
Net cash provided by financing activities	$496,972	$46,869
Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $26.2 million, primarily due to net loss of $40.2 million adjusted for non-cash charges of $57.4 million and a net increase in our operating assets and liabilities of $9.0 million. The non-cash adjustments primarily relate to stock-based charges of $24.3 million, inclusive of vesting of SARs of $2.8 million, the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, and a charge related to a charitable donor-advised fund of $13.1 million. The net increase in operating assets and liabilities is primarily driven by a net increase in accrued expenses and accounts payable of $6.6 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals, inclusive of payables related to our 2021 Employee Stock Purchase Plan, and a decrease in accounts receivable of $5.0 million due to improved collections. This increase was offset by an increase in prepaid expenses of $3.3 million primarily due to insurance payments, and increases in contract assets and deferred contracts costs of $1.5 million primarily due to the growth our revenue.
For the nine months ended September 30, 2020, net cash provided by operating activities was $3.4 million, primarily due to a net income of $6.0 million adjusted for non-cash charges of $8.7 million and a net decrease in our operating assets and liabilities of $11.3 million. The non-cash adjustments primarily relate to the change in the fair value of redeemable convertible preferred stock warrants of $4.3 million and stock-based compensation of $3.5 million. The net decrease in operating assets and liabilities is primarily driven by a net increase in accounts payable and accrued expenses of $20.5 million related primarily to higher fees owed to delivery service providers and vendors, and an increase in deferred rent of $0.7 million related to timing of rent cash payments. This increase is offset by an increase in accounts receivable of $30.4 million and an increase in deferred contract costs of $1.6 million due to the growth in our revenue.
Investing Activities
Cash used in investing activities was $1.2 million during the nine months ended September 30, 2021, due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Cash used in investing activities was $1.0 million during the nine months ended September 30, 2020, due to the development of internal software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Financing Activities
Cash provided by financing activities was $497.0 million during the nine months ended September 30, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our IPO (net of underwriters’ discounts and commissions), $8.3 million of net proceeds from the exercise of stock options, $7.0 million net proceeds received from employee tax withholdings as a result of the exercise of stock options, and $0.4 million of net proceeds from the exercise of warrants. Increases were partially offset by payment of deferred offering costs of $4.1 million during the nine months ended September 30, 2021.

Cash provided by financing activities was $46.9 million during the nine months ended September 30, 2020, primarily related to $50.0 million in proceeds from the issuance of preferred stock and $1.7 million of net proceeds from the exercise of stock options, offset by $3.5 million net repayment of proceeds borrowed in March 2020 under the Amended Loan Agreement and payment of deferred offering costs of $1.1 million during the nine months ended September 30, 2020.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income (loss) and free cash flow, each of which is a non-GAAP financial measure.

Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is defined as operating income (loss), adjusted for the impact of stock-based compensation expense, charitable donations of common stock, amortization of internally developed software expense, and transaction costs related to acquisition and integration costs. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards. The presentation of the non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
The following table presents a reconciliation of GAAP operating (loss) income to non-GAAP operating income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating Income (loss) reconciliation:
Operating (loss) income, GAAP	$(11,257)	$7,391	$(21,139)	$10,554
Plus: Stock-based compensation expense	7,867	1,378	24,264	3,465
Plus: Charitable donation of Class A common stock	7,982	—	13,107	—
Plus: Internally developed software amortization	138	65	413	130
Plus: Transaction costs	343	—	343	—
Operating income, non-GAAP	$5,073	$8,834	$16,988	$14,149
Percentage of revenue:
Operating margin, GAAP	(30)%	27%	(19)%	16%
Operating margin, non-GAAP	14%	32%	16%	21%

Non-GAAP Free Cash Flow
Free cash flow represents net cash used in operating activities, reduced by purchases of property and equipment, and capitalization of internally developed software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash provided by operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,738	$4,091	$26,209	$3,390
Purchase of property and equipment	(53)	(152)	(324)	(268)
Capitalization of internally developed software	(482)	(439)	(871)	(721)
Non-GAAP free cash flow	$10,203	$3,500	$25,014	$2,401
Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments as of September 30, 2021 from the contractual obligations and commitments disclosed in our final prospectus filed with the Securities and Exchange Commission, or SEC, on March 18, 2021, or the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. See Note 12 of the notes to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. We expect to cease to qualify as a smaller reporting company at the end of 2021.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with the Amended Loan Agreement. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2021, advances under the formula revolving line bear interest equal to the greater of (A) 0.75% above the Prime Rate then in effect; or (B) 5.00%. As of September 30, 2021, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. As of September 30, 2021, we had cash and cash equivalents of $597.7 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Risks Related to Our Business and Our Industry
The COVID-19 pandemic, including variants of COVID-19, and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations.
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
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across our offices (including our corporate headquarters) to remote work-from-home arrangements, cancelling business development events, and imposing travel and related restrictions. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. We have adjusted our policies to allow our New York City headquarter employees to work remotely on an optional basis, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.
With the onset of COVID-19, we began to see an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and continued through the third quarter of 2021. We have also experienced an increase in our penetration of our Rails and Dispatch modules, as evidenced by an increase from 44% in 2019 to 71% in 2020 of our customers using all three of our modules. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. For the three months ended September 30, 2021 and 2020, 47.2% and 44.9% of our platform revenue was subscription revenue, respectively, and 52.8% and 55.1% was transaction revenue, respectively. For the nine months ended

September 30, 2021 and 2020, 45.4% and 50.0% of our platform revenue was subscription revenue, respectively, and 54.6% and 50.0% was transaction revenue, respectively. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as the effects of shelter-in-place orders abate with the continued roll-out of vaccines in the United States and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and through the third quarter of 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.
The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These development include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, including restrictions on indoor dining that could impact our customers, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, the timing of the vaccine rollout and acceptance of the vaccine, and the extent of the impact of these and other factors on our employees, partners, vendors, and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, serve customers, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects. It could also result in declines in order volume as consumers potentially return to pre-COVID digital ordering preferences and habits.

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
From time to time, we may evaluate potential strategic acquisition, joint venture, or partnership opportunities, such as our acquisition of Wisely Inc., or Wisely. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and other partnerships involve a number of risks, such as:

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
•unforeseen costs or liabilities, including potential legal liability for violations of applicable law, industry rules, or regulations arising from prior or ongoing acts or omissions by the acquired company or partner that are not discovered by due diligence during the acquisition or partnership process;
•adverse effects to our existing business relationships with partners and/or customers as a result of the acquisition or joint venture;
•the possibility of adverse tax consequences;
•the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;
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

On November 4, 2021, we consummated our acquisition of Wisely, or the Wisely Acquisition. The Wisely Acquisition may create numerous risks and uncertainties, which could adversely affect our financial condition and operating results. Further, the addition of Wisely to our business will entail many changes, including the integration of Wisely, its technology and products and certain of its personnel as well as changes in systems and employee benefit plans. These integration activities are complex, and we may encounter unexpected difficulties and incur unexpected costs or experience business disruptions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our existing business. There can be no assurance that any of the acquisitions we may make, including the Wisely Acquisition, will be successful or will be, or will remain, profitable.

Wisely may have unknown liabilities or liabilities that exceed our estimates. Any such liabilities could adversely affect the financial position of the combined company.

Prior to the Wisely Acquisition, Wisely’s activities may have exposed the company to various potential liabilities relating to the conduct of its business, including, but not limited to, potential contract claims, historical tax matters, and other potential liabilities that could adversely affect the financial position of the combined company. Upon consummation of the Wisely Acquisition, we assumed these potential liabilities. While we continue to evaluate what we believe to be the most significant of these potential liabilities, it is possible that these liabilities may exceed our expectations or that other liabilities, whether currently known or unknown to us, result in substantial losses to us. Wisely’s obligations to indemnify us for certain representations and warranties under the definitive agreement are limited to specified maximum dollar amounts and subject in certain instances to our inability to recover first from the escrow account and subsequently under the representation and warranty insurance policy, or the R&W Policy. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from Wisely or under the R&W Policy, which could have a materially adverse impact on our business and results of operations.
We have a history of losses and we may be unable to sustain profitability.
We have incurred significant losses since inception and we may not maintain profitability. We incurred a net loss of $40.2 million for the nine months ended September 30, 2021. We incurred net losses of $8.3 million and $11.6 million for the years ended 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $109.5 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the near-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
•sales and marketing expenses, as we continue to spend on marketing activities and expand our sales efforts;
•research and development expenses, as we continue to introduce new modules to extend the functionality of our platform;
•expenses related to customer service and support, which is critical to our continued success and ability to maintain a strong reputation for our brand;
•expenses related to the successful integration of any acquired businesses, including sales and marketing, research and development, finance, legal, and information technologies expenses;
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
For the three months ended September 30, 2021, and 2020, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, accounted for an aggregate of 14.3% and 21.8% our total revenue, respectively, and DoorDash accounted for a majority of our transaction revenue from our Rails module during the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, and 2020, Rails module transaction revenue from DoorDash accounted for an aggregate of 17.1% and 18.2% of our total revenue, respectively, and a majority of our transaction revenue from our Rails module.

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
Additionally, many of our employees continue to work remotely, which has allowed us to reduce certain office related costs. We have adjusted our policies to allow our New York City headquarter employees to continue to work remotely on an optional basis. If an increasing number of employees choose to work from our corporate headquarters, we could incur increased costs and expenses in order to provide the appropriate office infrastructure for these personnel.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own four registered trademarks in the United States, as of September 30, 2021, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
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

Various factors beyond our control, including government regulations relating to independent contractor classifications, price controls on food delivery logistics platforms, labor shortages, and minimum wage increases, may also affect the total cost of digital food orders to consumers. If our current or future customers and/or partners are unable to maintain or increase digital orders, or maintain profitability, our business, financial condition, and results of operations could be harmed.
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
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of September 30, 2021, holders of our Class B common stock collectively owned shares representing approximately 95% of the voting power of our outstanding capital stock. As of September 30, 2021, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 87.7% of the voting power of our outstanding capital stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
There were 39,815,982 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock and Class B common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
As of September 30, 2021, holders of a substantial number of shares of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our equity securities, which includes Class A common stock and Class B common stock held by non-affiliates exceeds $700 million as of June 30 of such fiscal year.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Wisely Acquisition
On October 21, 2021, we entered into an Agreement and Plan of Reorganization, or the Merger Agreement, with Sparty Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, Sparty Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, Wisely Inc., a Delaware corporation, or Wisely, and Fortis Advisors LLC, solely in its capacity as the representative of Wisely’s securityholders. The transaction, which we refer to as the Wisely Acquisition, closed on November 4, 2021 pursuant to the terms set forth in the Merger Agreement.
On November 4, 2021, as part of the consideration for the Wisely Acquisition, we issued 3,460,168 unregistered shares of our Class A common stock. Such shares of Class A common stock were issued in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(a)(2) of the Securities Act.
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
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Olo Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of Olo Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Olo Inc.’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.1	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Olo Inc. and Pacific Western Bank, dated August 13, 2021.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

November 9, 2021	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

November 9, 2021	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)