Form 10-K
period 2021-12-31
Olo Inc.
filed 2022-02-25
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.0 billion based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
As of February 18, 2022, 79,827,589 shares of the registrant’s Class A common stock and 79,223,212 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

OLO INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, or ARPU, ending active locations and dollar-based net revenue retention, or NRR;
•the durability of the growth we have experienced in the near term due to COVID-19 and the associated government-imposed restrictions on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions continue to abate;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop and release new products and services;
•our ability to develop and release successful enhancements, features, and modifications to our existing products and services;
•our ability to increase usage of our platform and upsell and cross sell additional modules;
•our ability to attain or sustain our profitability;
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
•our ability to realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and risk that the integration of these acquisitions may disrupt our business and management;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Unless the context otherwise indicates, references in this report to the terms “Olo,” “the Company,” “we,” “our” and “us” refer to Olo Inc.

“Olo” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks, factors, and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
COVID-Related Risks
•The COVID-19 pandemic, including variants of COVID-19, and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations.
Operational Risks
•Our rapid growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.
•Our limited operating history with our modules in a new and developing market makes it difficult to evaluate our current business and future prospects, and may increase the risk that we will not be successful.
•Our business could be harmed if we fail to manage our growth effectively.
•We may make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders, and otherwise disrupt our operations and adversely affect our business, operating results, and financial position.
•Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business, or SMB, customers, and to expand into new, on-demand digital commerce verticals.
Commercial Risks
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
Financial Risks
•We have a history of losses and we may be unable to achieve or sustain profitability.
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
Risks Related to Our Reliance on Third Parties
•Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software.
•Our Dispatch module currently relies on a limited number of delivery service providers, or DSPs.
•Our Rails module currently relies on a limited number of aggregators.

Legal, Regulatory, Compliance, and Reputational Risks
•Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or the systems with which our platform integrates could harm our reputation or subject us to significant liability and adversely affect our business, results of operations, and financial condition.
•We may be subject to claims by third parties of intellectual property infringement.
Employee Related Risks
•If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
Risks Related to Ownership of Our Class A Common Stock
•The dual-class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.

BUSINESS
Overview
We are Olo, a leading open SaaS platform for restaurants.
Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing the restaurants’ direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their customers. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise value, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $20 billion in GMV during the year ended December 31, 2021. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention exceeding 120% for the three months ending December 31, 2021. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
Restaurants are an incredibly complex segment of the retail industry. The four walls of the restaurant uniquely serve as both the factory and showroom floor: restaurant operators must manage the intricacies of food production and customer service simultaneously while providing the high-quality, consistency, and hospitality that engenders consumer loyalty and trust. Furthermore, restaurants serve food that is perishable, has near infinite configurations, and must be made to order for just-in-time consumption under strict regulatory standards for health and safety. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology is comprised of a fragmented set of legacy solutions, many of which were developed before the internet. At the same time, delivery service providers, or DSPs, and ordering aggregators have catalyzed digital demand, but pose new challenges for restaurant brands through lower long-term profitability, increased complexity, disintermediation of the restaurant’s direct relationship with the consumer and, increasingly, directly competitive food offerings. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 15.1% of total restaurant industry orders in 2021, according to data from the NPD Group.
Our open SaaS platform is purpose-built to meet these complex needs and align with the interests of the restaurant industry. For over 10 years, we have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to provide seamless digital ordering, efficient delivery enablement, streamlined front-of-house solutions, and consumer engagement tools, offering centralized management of a restaurant’s entire digital business. Our platform includes the following suite of solutions and modules:
•Order Management. A suite of fully-integrated, white-label, on-demand digital commerce and channel management solutions, enabling guests to order and pay directly from restaurants via mobile, web, kiosk, voice, and other digital channels through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules.
•Delivery Enablement. A suite comprised of a national fulfillment network, as well as a network aggregator and channel management solution, enabling restaurants to offer, manage, and expand direct delivery with a fleet of last-mile delivery providers while optimizing price, timing, and service quality, as well as allowing restaurants to control and syndicate menu, pricing, location data, and availability, while directly integrating and optimizing orders from third-parties into the restaurants’ point-of-sale, or POS, systems through our Dispatch and Rails modules.

•Customer Engagement. A suite of restaurant-centric marketing solutions enabling restaurants to collect, analyze, and act on guest data to deepen guest relationships, boost revenue, and increase customer lifetime value, or CLV, through our Marketing Automation, Sentiment, and Customer Data Platform, or CDP, modules.
•Front-of-House. A solution for the front of house, or FOH, enabling restaurants to streamline order management from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through our Host module.
•Payment. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention that results in improved authorization rates for valid transactions, and increased basket conversion through our Olo Pay module.
We began offering our Customer Engagement and Front-of-House solutions in the fourth quarter of 2021, in connection with our acquisition of Wisely, Inc., or Wisely, a leading customer intelligence and engagement platform for restaurants. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K for a further discussion of this acquisition.
We released a beta version of our Payment solution, Olo Pay, to select restaurants brands in October 2020. While in beta, Olo Pay has not been a material generator of revenues. We expect to begin commercially offering Olo Pay in the first quarter of 2022.
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day, and more than 85 million consumers have transacted on our platform over the last year. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or consumer data. Our open SaaS platform integrates with over 200 restaurant technology solutions including POS systems, aggregators, DSPs, Ordering Service Providers, or OSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our customers include major publicly traded and the fastest growing private restaurant brands. As of December 31, 2021, we had approximately 500 brand customers, representing approximately 79,000 active locations, using our platform. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future financial performance.
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we enter into relationships at the brand’s corporate level and strive to secure exclusivity across all company-owned and franchise locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, CDP, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-marketplace digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners. For the years ended December 31, 2021, 2020, and 2019, 46.4%, 48.2%, and 72.4% of our platform revenue was subscription revenue, respectively, and 53.6%, 51.8%, and 27.6% was transaction revenue, respectively.

COVID-19 Update
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, impacting communities in the United States and across the world. Responses to the outbreak continue to develop, as consequences have affected communities and economies across the world. State mandated lockdowns adversely impacted many restaurants, as public health regulations transformed or even halted daily operations. In order to stay in business, restaurants were forced to more aggressively adopt digital solutions to provide on-demand services, off-premise dining, and delivery solutions for consumers, if they were not already.
Although we are optimistic that the emphasis on on-demand digital commerce in the food services industry will be an enduring trend, we do not have certainty on the long-term impact these developments will have on the industry. The degree of the pandemic’s effect on our restaurant partners across the food services industry will depend on many factors, particularly on government regulations and their impact on the financial viability of restaurant operations as well as the duration of the pandemic. We will continue to monitor these developments and their implications on our business. The COVID-19 pandemic could materially adversely impact our business, financial condition, and results of operations. In the absence of updated industry sources giving effect to the market shifts precipitated by COVID-19, we have included in this Annual Report on Form 10-K select market research that was published prior to the COVID-19 outbreak and without considerations for its potential effects. Refer to “Risk Factors” in this Annual Report on Form 10-K for additional information regarding the impact of COVID-19 on our business.
•Impact on Our Operations
In March 2020, in accordance with local, state, and federal regulations, we closed our offices in New York, and transitioned our employees to work-from-home and efficiently adapted our operations to a remote working environment. In addition, we were able to operate without terminating or furloughing our employees. As the pandemic continued, we grew our employee base to scale the business in order to meet the increased customer demands we were facing, and we have since adopted a policy permitting all of our employees to elect whether to work remotely or from the office. We believe that we are well equipped to support full remote work without disruption to our business. We continue to monitor updates and consider regulatory guidance for reopening office locations.
•Impact on Our Customers
As many restaurants faced on-premise dining restrictions, our customers needed to transition and adapt their businesses quickly. We focused on optimizing the deployment process for our new customers and offered adaptive solutions to help them navigate through this challenging business environment. We engaged with our customers to collaborate on implementing the most relevant short- and long-term solutions and we re-prioritized our strategic roadmap to address the most important solutions for our customers, including enhancements to our curbside pick-up functionality and on-premise solutions and enabling virtual brand adoption at customer locations to allow restaurants to increase operational efficiency. We further enhanced our platform capabilities for curb-side pickup by adding kiosk ordering solutions and additional ecosystem partners so restaurants could more efficiently manage orders, and we enhanced on-premise solutions by enabling quick response codes, or QR codes.
•Impact on Our Financials
Our revenue for the years ended December 31, 2021, 2020, and 2019 increased by 51.8%, 94.2%, and 59.4%, respectively. While many restaurants have been struggling during this period, we have been uniquely positioned to expand our footprint and help support the restaurant industry when it was most in need. See “Components of Results of Operations - Revenue” included in Part II, Item 7 of this Annual Report on Form 10-K for a further discussion of the impact of COVID-19 on our business.
Our Platform and Products
We are a leading on-demand digital commerce platform powering the restaurant industry’s digital transformation. Our customers use our software to create unique direct-to-consumer digital ordering experiences, manage orders across channels, and enable delivery across their restaurant locations, while further strengthening and enhancing the restaurants’ direct consumer relationships. We have an open SaaS platform that seamlessly integrates with technology solutions throughout the restaurant ecosystem, including most POS systems, aggregators, DSPs, OSPs, payment processors, UI and UX providers, and loyalty programs. We provide restaurants with a centralized system to manage their digital business and ensure consumers receive better, faster, and more personalized service while increasing restaurant order volume and improving yield at lower cost.
We engineered our platform to handle the most complex issues for the leading restaurant brands, but with the simplicity and ease-of-use required within an individual restaurant. We developed our infrastructure with APIs which facilitate interactions across and integrate with multiple software programs and components of the restaurant ecosystem. We enable more streamlined data collection and facilitate analytical decision-making, so restaurants can better understand and adapt to unique consumer preferences. We are constantly innovating and enhancing our platform, with our continuously deployed, multi-tenant architecture ensuring all restaurant locations are always using the latest technology.
The Olo platform provides restaurant brands with the capabilities necessary to develop, provision, and operate best-in-class, operationally-scalable digital ordering and delivery programs. Our platform provides digital order processing, in-restaurant order management, delivery enablement, digital channel management, guest engagement features, and a payment solution suitable for enterprise, multi-location brands regardless of service model, food type, and scale of operations. We designed our transactional SaaS business model to align with our customers’ success, as it includes both subscription and transaction-based revenue streams.
We have organized our platform into the following suites of solutions and modules:
Order Management Solutions. A suite of fully-integrated, white label, on-demand digital commerce and channel management solutions, enabling guests to order directly from and pay restaurants via mobile, web, kiosk, voice, and other digital channels through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules.
Ordering Module. Our Ordering module enables restaurants to provide seamless, fully-branded digital ordering programs to their consumers, and to process, manage, and integrate digital orders from direct and indirect channels into the restaurants’ other legacy systems.
The key capabilities of our Ordering module include:
Create Customized Ordering Channels
•White-label native mobile applications (iOS and Android), web, phone-in order-taking application, and other digital channels that are customizable to reflect elements of a brand’s identity.
•User-interface APIs facilitate the development of rich, fully custom consumer experiences across digital channels, such as mobile apps, kiosks, interactive voice applications, and other digital channels.
Manage Complex Menus
•Store and host discrete versions of the restaurant’s menus that include consumer-friendly descriptions, high resolution, and menu item images intended to be compliant with the Americans with Disabilities Act.
•Synchronize and manage menu item availability, ingredient modifier availability, and prices on a per-location basis, including limited-time or regional offers, out of stock items or modifiers and prices, with integrations between established POS and menu management systems.
Process and Monitor Orders and Restaurant Operations
•Transmit orders to the restaurant for preparation and order fulfillment via integrations to established in-restaurant systems, including POS, menu management systems, and kitchen display systems, or KDS.
•Establish and implement distinct ordering rules and limitations for each order type, including by setting minimum and maximum order size, or by establishing menu item availability for given meal occasions (individual meals, catering), dayparts (breakfast, lunch, dinner), and handoff methods (drive-thru, delivery, in-restaurant pickup, curbside pickup, dine-in), on a brand-wide or per-location basis.
•Complete ordering functionality for commercial food preparation kitchens and virtual branded concepts with no retail dining space.

•Provide easy-to-navigate in-restaurant order management via Expo, our tablet-friendly web application intended for use by restaurant staff, which offers visibility into past, current, and upcoming digital orders and pick-up methods from all direct and indirect digital channels, and highlights time-sensitive tasks.
•Utilize permission-based administration tools and reporting to both brand management and in-restaurant staff via the Olo Dashboard.
Enhance Consumer Engagement and Build Brand Loyalty
•Create and manage one-time and multi-use promotions via the Olo Coupon Manager, which empowers restaurants to create compelling promotional offers, build brand loyalty, increase consumer engagement, and encourage repeat business.
•Retrieve, apply, and integrate with established consumer loyalty and rewards platforms.
•Transmit consumer and transaction details to established loyalty and customer relationship management platforms via system integration, API integration, or webhooks.
Network Module. Our Network module expands restaurant brands’ reach and drives more direct orders from other platforms.
The key capabilities of our Network module include:
•Provide brands with an opportunity to take advantage of new channels beyond traditional marketplaces, enabling a powerful acquisition channel that redirects to a brand’s direct ordering site.

•Increase exposure to new customers through order fulfillment directly through Google search results and Maps pages, increasing direct order volume from previous and new consumers, creating brand-loyalty, and converting consumers to brand-owned channels after ordering.

Switchboard Module. Our Switchboard module centralizes inbound phone orders, enabling call center and in-house staff to seamlessly process phone orders, fully integrating into the restaurant brands’ POS systems.
The key capabilities of our Switchboard module include:
•Facilitate centralized telephone ordering which modernizes phone orders, in some cases enabling order entry to occur offsite, allowing in-restaurant employees to focus on consumers in the restaurant. The responsive web UI provides flexibility to those store locations choosing to leverage in-store employees to take phone-in orders via a mobile device, such as a tablet.
Kiosk Module. Our Kiosk module enables restaurants to create a digital interface optimized for a physical device to be used in restaurants, allowing a consumer to place an order autonomously.
The key capabilities of our Kiosk module include:
•Enable physical structures to display information and allow for user interaction.
•Facilitate an in-restaurant digital interface where a consumer places an order autonomously, having a positive impact on ordering wait time, ordering lines, and efficiency.
Virtual Brands Module. Our Virtual Brands module enables a pickup and delivery service model that allows restaurant brands to leverage their operations to maximize revenue per square foot.
The key capabilities of our Virtual Brands module include:
•Expand brand presence and launch new concepts in same brick-and-mortar footprint.
•Experiment with and test new menu items without retail overhead.

Delivery Enablement Solutions. A suite comprised of a national fulfillment network, as well as network aggregator and channel management solutions, enabling restaurants to offer, manage, and expand direct delivery with a fleet of last-mile delivery providers while optimizing price, timing, and service quality, as well as allowing restaurants to control and syndicate menu, pricing, location data, and availability, while directly integrating and optimizing orders from third-parties into the restaurants’ POS systems through our Dispatch and Rails modules.
Dispatch Module. Dispatch enables delivery directly from the restaurant’s digital ordering program channels through a network of third-party DSPs and a brand’s own delivery couriers, if available.
The key capabilities of our Dispatch module include:
Enable Delivery
•Integrate with a nationwide network of third-party DSPs that are operationalized together on a single software platform, in some cases offering up to eight different delivery providers per market and covering 99.9% of our customers’ U.S. store locations, with 97.7% of our customer locations covered by two or more DSPs, offering freedom of choice and coverage.
•Evaluate and select a DSP for each order in real time using a number of different criteria, including time, cost, or level of service, either on a brand-wide or per-location basis. With this flexibility, brands are able to partially or wholly subsidize the cost of delivery to the consumer.
•Apply preference to specific DSPs and exclude specific DSPs from participating on a brand-wide or per-location basis.
Manage and Optimize Delivery Logistics
•Include seamless integration with our Ordering module and APIs that allow for full integration to any third-party ordering platform, including direct integration to in-restaurant POS systems.
•Coordinate the arrival of a DSP or internal delivery personnel with the estimated time an order will be available for pickup in-restaurant to ensure food is of the highest quality by the time it reaches the consumer.
•Monitor and communicate status of en-route deliveries through to completion and provide alerts regarding status changes.
•Provide activity reports and consolidated billing for all deliveries with tools to resolve and adjust billing for unsatisfactory or cancelled deliveries on a brand-wide or per-location basis.
•Offer comprehensive tools for DSPs, allowing them to create their own delivery areas, optimize their participation by geography, time, and pricing, and expand demand and additional delivery trips for their drivers.
Rails Module. Our Rails module facilitates the operational and systems integration of aggregators and other indirect channels, and better equips brands to handle multi-channel digital ordering and delivery at scale.
The key capabilities of our Rails module include:
•Real-time syndication of menu, item availability, price, and location attributes to marketplace and channel partners via a robust API integration on a brand-wide or per-location basis.
•Transmit marketplace orders via APIs to our Ordering module, and subsequently to all relevant in-restaurant systems such as POS and KDS.
•Fully integrate ordering partners into the Olo platform, without significant infrastructure and personnel investment.
•Eliminate the need for standalone order management tablets by direct API integrations.

•Provide permission-based administration tools and consolidated marketplace sales reporting to both brand management and in-restaurant staff via the Olo Dashboard.
Customer Engagement Solutions. A suite of restaurant-centric marketing and sentiment solutions enabling restaurants to collect, analyze, and act on guest data to deepen guest relationships, boost revenue, and increase CLV through our Marketing Automation, Sentiment, and CDP modules.
Marketing Automation Module
The key capabilities of our Marketing Automation module include:
•All-in-one Customer Relationship Management, or CRM, built to capture guest interactions with a restaurant brand and trigger mass and automated email and SMS campaigns that boost guest frequency, spend, and CLV.
•Advanced segmentation produces insights that can be leveraged for campaign targeting on any channel.
Sentiment Module
The key capabilities of our Sentiment module include:
•Aggregates third-party reviews and direct feedback surveys into one platform used to reply to guests and track satisfaction trends over time.
•Reporting allows restaurants to proactively address a dip in sentiment overall or by specific category (e.g., food, service), which can be a leading indicator of sales.
The key capabilities of our Customer Data Platform module include:
Customer Data Platform Module
•Purpose-built for restaurants to aggregate guest data from dozens of sources to create a unified view of behavior and spend across sales channels.
•Disseminates guest data to end-platforms that power business decisions, actions, and ultimately brand growth such as culinary, operations, marketing, and finance.
Front-of-House Solutions. A solution for FOH, enabling restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through the Host module.
Host Module
The key capabilities of our Host module include:
•Direct to consumer, location-specific reservations and waitlists.
•Suite of wait quote algorithms that leverage machine learning to improve quote accuracy over time, ultimately boosting on-premise guest conversion rates.
•Integrations with POS and our Ordering module to enable efficient management of both the dining room and queue of online orders.
•Two-way text communication with dine-in guests and those who order for pick-up.
•Automated actions that free up hosts to engage with guests and increase operational efficiency.

Payment Solution. A solution to grow and protect restaurant brands’ digital business, through increased basket conversions, and to improve both the merchant and the consumers’ payment experiences by offering advanced fraud prevention that results in improved authorization rates for valid transactions through the Olo Pay module.
Olo Pay Module
The key capabilities of our Olo Pay module include:
Simplifying Payments
•Integrated reporting for reconciliation via the Olo Dashboard.
•Provides PCI reporting on behalf of brands for all transactions processed via Olo Pay.

Driving Sales
•Optimized with authorization rates in mind with an automatic retry feature called adaptive acceptance, which leverages machine learning to determine when a transaction should be retried to get an approval.
•Frictionless and simple checkout to drive consumers to return.
•Increase basket conversion rates through offering payment options such as mobile wallets and cards on file usable across all brand locations.

Powerful Fraud Prevention
•Advanced fraud prevention that improves authorization rates for valid transactions and uses risk-score-based screenings to automatically reject suspect transactions.
•Uses a wide range of fraud signals and machine learning capabilities to analyze each transaction to identify risky orders while reducing false positives.
•Leverages fraud data across all of a brand’s stores, other Olo restaurants, and the entire network of stores using this fraud prevention tool, which includes millions of merchants.
Our Technology
Our managed multi-tenant, multi-partner SaaS platform is designed to provide our customers with enterprise-grade security, reliability, scalability, and performance. Because we have historically integrated with disparate and fragmented technology providers, we have invested significant development resources into connecting a variety of systems using APIs and other solutions. By sharing infrastructure and code across our customer base, we believe we will be able to further leverage our technology and technical infrastructure investment. The key components of our technology platform include:
•Enterprise-grade security. Our customers trust our platform with their most sensitive consumer and business data and many have run security assessments of our platform to verify that it has robust security capable of protecting their consumer data. We also employ in-house Blue and Red Security Teams that constantly monitor the platform, testing for and addressing vulnerabilities. Our technology also incorporates privacy-safe practices and tools as an integral and foundational part of our platform’s approach. Privacy best practices are proactively embedded into our systems and infrastructure.
•Platform reliability and resilience. Multiple data centers host our platform for redundancy. Features are equipped with metrics and logging to provide visibility into operations, with alerts configured to automatically notify our 24/7 on-call rotation in the event of a problem. All changes undergo peer reviews, automated tests, and quality assurance before they can be deployed. Continuous integration, frequent releases, and infrastructure as code are designed to optimize for efficient deployment. We are also SOC 1, Type 2 and SOC 2, Type 2 compliant.
•Proprietary infrastructure provides scalability. We designed the components of our platform to scale for high transaction volumes. We use Amazon Web Services’, or AWS’s, cloud infrastructure, which we overprovision in order to minimize the risk of outages from surges in traffic. If required, we can also increase our platform’s capacity with AWS. Multiple layers of caching are leveraged to reduce load on downstream components and improve performance. We build and extract features as modular services to align with the engineering teams that maintain them, and these services are scaled independently on their own infrastructure. Where possible, we use event-driven, asynchronous workflows to offload work to background services. Our system undergoes regular automated load tests.
•Focus on the restaurant ecosystem allows extensive integrations. We designed our platform to integrate with multiple POS providers, loyalty programs, payment processors, front-end developers, aggregators, and DSPs. Our platform allows our customers to integrate their systems using our APIs, webhooks, and other specifications. We have published a POS API and loyalty API standard that has been adopted by many POS and loyalty providers, respectively. We use both cloud based APIs and, where necessary, older in-store agent-based technologies. In-store agent software uses our proprietary real-time protocol, which can operate over low-bandwidth connections and does not require restaurants to open incoming firewall ports. Customers may also use our fully managed, white-label web and mobile ordering module, or they may build more tailored front-ends on our APIs. In some circumstances, a restaurant customer may decide it would like to add additional functionality or a new provider to our platform, and in those circumstances our development support team may assist in integrating a new provider or technology component.
Our solution offers our restaurant customers a customizable, white-label ordering platform, with the ability to integrate to a variety of third-party technology partners such as POS systems, payment processors, loyalty providers, and others. We also provide our customers with easy to use APIs, access to a development portal, and a development support team to assist with questions and to facilitate integrations.
Our Customers
More than 500 restaurant brands, representing approximately 79,000 active locations nationwide, currently offer consumers the opportunity to order ahead for pick-up or delivery through our platform. Both private and public restaurants choose our platform, including over 50% of publicly-traded restaurant focused companies and over 50% of the top 50 fastest growing private restaurant brands, measured by overall sales, in the United States. We accommodate service models of all types, including quick service, fast casual, casual dining, family dining, convenience store, and coffee and snack locations. In every one of our customer relationships, we strive to be the exclusive provider of direct digital ordering services with nearly 100% franchisee participation. Brands use our platform to strengthen their customer relationships and boost their digital orders. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our forward performance.
Sales and Marketing
Our sales team is divided into four functional areas: a customer success team that manages day-to-day customer relationships, a field sales team focused on selling our platform to major enterprise restaurant brands, an inside sales team focused on acquiring other restaurant brands outside of the major enterprise segment, and a sustaining sales team that advocates and upsells the use of new modules and services to existing customers, and works to renew agreements as they approach expiration. The sales teams actively pursue leads generated from marketing programs and help take prospective customers through an evaluation and purchase process. We sell our solution primarily to C-level executives at the restaurant brands, including quick service, fast casual, casual dining, family dining, and coffee and snack businesses.
Our customer success team manages the relationships with our customers. In addition to being the day-to-day contact for our customers, our customer success team monitors customer sentiment and program performance, and advocates for the customers’ use of additional modules and services. Our customer success team ensures that customers are receiving value from our platform, while supporting a growing relationship over time through increased usage of our platform and adoption of newer modules.
We focus our marketing efforts on the strength of our product innovation, the value we provide, and our unique ability to deliver a solution that is suited to benefit our restaurant brand customers. We target all aspects of the restaurant and food and beverage communities through our marketing activities, and actively develop our prospective customer base through numerous channels, including paid online search, email marketing, industry events, digital advertising, social media, public relations, and partner marketing. Once a prospective customer is using our platform, our sales efforts aim to expand into broader use cases and broaden the range of modules or services that we are providing. We also host an annual user conference, Beyond4, where customer stakeholders gather to engage with our team, receive product training, share best practices, and foster community.

Research and Development
Our research and development team consists of our software engineering, user experience, product management, development, test and quality assurance, and engineering teams. Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, products, features, and integrations of our platform, as well as the continued improvement and iteration of our existing modules. This team is also responsible for operating and scaling our platform. Our most significant investments in research and development are to drive core technology innovation and bring new modules and features to market.

Our Employees and Culture
Our “family comes first” value is the foundation for how we operate at Olo. Our culture is driven by the following values:
•Our families come first
•Olo is our extended family
•We laugh hard together
•We have a ground ball mentality
•We’re curious
•You can count on us
•We learn from and fight through the setbacks
•We’re laser focused
•We’re proud
•We are metrics obsessed to improve every process
•We take pride in good design
•Excelsior!
Our employees and the culture that we have created are the backbone of our success. We believe our founder-led corporate culture is critical in recruiting and retaining our employees. Our Founder and Chief Executive Officer meets with every new employee to review our values. Our current employees actively aid in the recruiting process as shown through our successful employee referral program.
As of December 31, 2021, we had 639 employees operating across the United States. None of our employees are represented by a labor union with respect to their employment. We have not experienced any work stoppages, and we consider our relations with our employees to be strong.
Diversity, Equity, and Inclusion
We are committed to building a diverse and inclusive culture that promotes growth and equity for underrepresented groups and supports and celebrates diverse voices and perspectives. As a continuation of our focus on Environmental, Social, and Governance, or ESG, as well as Diversity, Equity, and Inclusion, or DEI, in 2021 we publicly shared our diversity demographics as well as our DEI strategy and goals on our corporate website. We are committed to increasing our population of employees who identify as members of underrepresented groups. As of December 31, 2021, Olo employees were 60.4% men, 39.4% women, 0.2% non-binary/other, and 17.4% underrepresented ethnicities. We also announced our goal to have 42% of our workforce made up of women and 18% of our workforce made up by underrepresented ethnicities by the end of 2024. Our diversity demographics and DEI goals may be viewed at olo.com/dei.
We foster a culture where we value, respect, and provide fair treatment and equal opportunities for all of our employees. By recognizing and celebrating our differences, we aim to cultivate an environment that is the right fit for all. To that end, we support employee-resource groups, or ERGs, which are aimed at fostering a diverse, equitable, and inclusive workplace. We currently have six ERGs: Olo Pride (LGBTQ+), Olo Green (Eco-conscious), Oloites of Color, Olo Women’s Network, Vets@Olo, and Olo Parents.
As part of our annual talent management cycle, in alignment with our commitment to Equity, we perform a company-wide calibration process. We utilize this calibration process so that leaders across the company are using consistent standards in assessing performance, ensuring fairness and minimizing bias across and within teams. Calibrations also allow us to better monitor the advancement and upward mobility of underrepresented groups.
Rewards and Wellness
We offer high-quality benefits, wellness initiatives, and a competitive compensation package designed to attract new employees and retain, motivate, and reward current employees. Our compensation philosophy is comprised of two pillars: market competitiveness and peer equity. We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We actively work to reduce unconscious bias in our hiring practices, performance reviews, and promotion opportunities, and routinely run a rigorous compensation analysis taking into account factors that impact pay, like role, level, location, and performance.
We generally offer all full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental and vision insurance and life and disability insurance plans. Healthcare coverage premiums are fully-paid and include a company funded Health Reimbursement Account. In addition, we provide time off and paid parental leave, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. We recently announced a 401(k) match for eligible employees starting January 1, 2022. We will match the first 3% contributed by eligible employees at 100% or dollar-for-dollar, and the next 2% contributed at 50%, subject to annual contribution limits set forth in the Internal Revenue Code of 1986, as amended.
Employee Engagement
Every year we undertake a robust employee engagement survey, and we are proud that we have had more than 95% participation each year it has been completed. We benchmark the responses we receive against the prior year’s survey and against a peer set of technology companies. Compared to our peers, our employees rate us significantly higher in service and quality focus, collaboration, communication, action, and innovation. We take our employees’ feedback seriously, and we have assessed and optimized many of our practices over time based on the feedback we received through our employee engagement survey. As we grow and scale our business and employee base, we will continue to make investments in training and development of our employees, including leadership development, mentorship programs, skills development, on-the-job-training, and DEI programs.
Our workforce has a long history of being remote and distributed, with more than 65% of employees working from home prior to the COVID-19 pandemic. We are proud of our remote distributed work culture, and we have a concerted focus on fostering culture and community across all of Team Olo. We work hard to make sure that all employees, including those working remotely, are fully engaged with the company and their respective teams.
COVID-19 Response
Our history of operating as a remote distributed workforce, along with our initiatives to develop a strong remote working environment, proved valuable as employees continue to work remotely in response to the COVID-19 pandemic. We have adopted a policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office. We believe it is important for the physical and mental health, well-being and safety of our employees to provide this optionality.
With this transition, we began providing a variety of additional resources and benefits to help our employees effectively navigate the impacts of the COVID-19 pandemic as it relates to their physical, financial, and mental well-being, as well as their productivity. Such measures include a new policy to permit employees to take time off from work for COVID-19 related issues, without the need to use Paid Time Off hours. We also launched additional remote engagement opportunities to support our remote workers and our workplace community. We conduct employee surveys to help us understand how we are doing as an employer and identify employee concerns specifically in the context of handling COVID-19 requirements for our office location and the impact of the pandemic on our employees.
We will continue to monitor updates regarding reopening our office in accordance with federal, state, and local public health safety guidance. We have instituted safety protocols and procedures for employees who choose to work from our

New York City headquarters office when it is open. We put the health and safety of our employees first and are committed to our continued efforts in providing an optimal work environment consistent with our culture.
Learning and Development
Our learning and development function launched several new programs and tools in 2021, enabling our talent development strategy to gain even more momentum. We launched our first learning management system, which gave employees greater access to impactful learning in our virtual environment. This has democratized our learning solutions by granting employees on-demand and custom-curated access to a variety of interactive learning content from leadership development to onboarding resources, skills development, and on-the-job training.
We also launched our first new-hire orientation program, called Excelsior!, named after one of our core company values. This 2-day live program immerses new hires into the world of Olo by giving insight into our history and culture, providing DEI related training, and explaining our products’ impact on the restaurant industry, resulting in a cumulative 97% satisfaction rating.
Our leadership development programming took shape with the launch of our “Leadership Roadmap.” This blended program, offered to newly hired and newly promoted managers, leveled up our leaders’ skill sets in a variety of areas. With a mixture of self-paced and live virtual sessions, the “Leadership Roadmap” addresses relevant topics, such as expectations of an Olo leader, remote leadership, effective communication, feedback, coaching, and inclusive leadership.
Social Responsibility and Community Initiatives
One of our company values is “Excelsior!,” meaning “ever upward” in Latin. This manifests in a greater desire to improve our community and our world, not just our financials. We launched Olo for Good in 2021, to foster a sustainable contribution to the communities in which we live, work, and service by integrating social responsibility and impact into our business. Olo for Good will leverage our time, product, and equity to support non-profit organizations aligned with our mission and values, including those focused on:
•Advancing all aspects of racial, ethnic, and gender diversity, equity, and inclusion;
•Providing relief and support for the restaurant industry and its front-line workers;
•Ending childhood hunger and increasing access to food; and
•Protecting natural resources and reducing waste and emissions.
We seek to increase DEI in our communities and to be an advocate for the restaurant industry as its most restaurant-aligned technology partner.
The Olo for Good initiative includes a donor-advised fund created through our independent donor-advised fund sponsor, Tides Foundation. In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock for Olo for Good. We expect to donate 1/10th of the total shares approved into the fund annually. Upon the exercise and sale of these shares, we intend to recommend Tides Foundation to donate the proceeds from such sale in accordance with our direction.
In 2021, we recommended nine non-profits to Tides Foundation to receive grants in connection with the Olo for Good initiative. Tides Foundation subsequently donated a total of $4.9 million in grants to Black Girls Code, Clean Air Task Force, Emma’s Torch, Feeding America, FoodCorps, Girls Who Code, Giving Kitchen, The LEE Initiative, and Natural Resources Defense Council. Grant recipients are non-profits focused on DEI, increasing access to food, supporting the restaurant industry’s frontline workers, and advancing environmental sustainability.
In addition to our donor-advised fund and our commitment to donate 1% of our equity, representing 1% of our fully diluted equity outstanding as of immediately prior to our initial public offering, or IPO, we joined Pledge 1% with the commitment to donate 1% of product and 1% of employee time to social responsibility initiatives. This pledge strengthens our social responsibility initiatives through inclusion efforts with community partners, empowering volunteerism, and support for non-profits.
Our pledge also builds upon our gift-matching and volunteer time off, or VTO, policies. Under our gift-matching policy, we match contributions made by our employees to non-profit organizations of up to $250 per employee per calendar year. We believe that building a sustainable program for charitable donations fosters employee morale and engagement, enhances our community presence, and further aligns us with the restaurant industry. We also have a VTO policy to support volunteer activities that enhance and serve the communities in which we live and work. We believe creating community engagement opportunities that are meaningful, purposeful, and help those in need is important to enriching and inspiring the lives of our employees and improving our communities. Our VTO policy allows full-time employees to volunteer up to eight hours per calendar year with a 501(c)(3) non-profit organization.
Our Competition
The markets in which we compete are competitive and evolving rapidly. Our platform combines functionality from numerous product categories, and we therefore compete in each of these categories:
•with respect to white-label digital ordering solution providers, we primarily compete with Tillster, Inc., Onosys, Inc., and NovaDine, Inc.;
•with respect to restaurant-focused POS platforms that offer digital ordering solutions, we primarily compete with NCR Corporation and Xenial, Inc.;
•with respect to aggregators that provide direct digital ordering solutions, we compete with Grubhub Inc., DoorDash Inc., and UberEats;
•with respect to custom software, developed internally by restaurants or in partnership with consultancies and enterprise software providers, we primarily compete with Deloitte Touche Tohmatsu Limited, Accenture plc, SAP SE, Sitecore Corporation A/S, and various development agencies;
•with respect to marketing automation, we primarily compete with Braze, Inc. and Iterable, Inc.;
•with respect to customer data, we primarily compete with enterprise data platforms such as Segment.io, Inc. and mParticle, Inc.; and
•with respect to on-premise management, we primarily compete with OpenTable, Inc. and Yelp, Inc.
We compete on the basis of a number of factors, including:
•the ability to integrate with existing restaurant technology solutions and be flexible enough to integrate with future technology solutions;
•the ability to operationalize in a prescribed timeframe set by the prospective customer;
•the breadth of offering and ability to furnish specific functionality in the manner desired by the prospective customer;
•solution performance, security, scalability, and reliability;
•the ability to operationally implement with a customer’s infrastructure;
•the ability to operate and support all geographic markets specified by the prospective customer;
•the availability and quality of support and other professional services;
•the ability to integrate our systems seamlessly and at low costs; and
•brand recognition, reputation, and the satisfaction of customers.
We believe that we compete favorably with respect to the factors listed above. However, many of our competitors have greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new market entrants, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.
Intellectual Property
Intellectual property rights are important to our success. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. We use open source software in our services.
As of December 31, 2021, we owned nine registered trademarks in the United States.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary information and invention assignment agreements, and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, our commercial agreements with our customers and partners include confidentiality provisions. See the section titled “Risk Factors” for a description of the risks related to our intellectual property.
Corporate Information
We were incorporated in Delaware in June 2005. In January 2020, we changed our name from Mobo Systems, Inc. to Olo Inc. Our principal executive offices are located at 285 Fulton Street, One World Trade Center, 82nd Floor, New York, New York 10007, and our telephone number is (212) 260-0895. Our website address is www.olo.com.
Available Information
We make available at no cost, on our investor relations section of our website, investors.olo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission, or the SEC. All such filings are also available on the SEC’s website at sec.gov.
We also make available at no cost on investors.olo.com, the charters of the committees of our Board of Directors, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics.
We may announce material business and financial information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website at investors.olo.com and our Twitter account at @Olo in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Olo to follow the foregoing channels and review the information that we make available on such channels, in addition to following our filings with the SEC.
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline.
COVID-Related Risks
The COVID-19 pandemic, including variants of COVID-19, and/or the impact of vaccinations and increased demand for in-person dining could materially adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including indoor dining restrictions, business closures, stay-at-home, and similar orders limiting the movement of individuals, and the resulting changes in consumer behaviors, have disrupted the restaurant industry and impacted our normal operations, employees, partners, and customers. While most regions have re-opened as a result of increased vaccination rates, we expect these disruptions and impacts to continue. In addition, we face risks related to resurgences of COVID-19, including the emergence of new variant strains of COVID-19, which have and may in the future necessitate renewed government restrictions.
In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning employees across our offices (including our corporate headquarters) to remote work-from-home arrangements, cancelling business development events, and imposing travel and related restrictions. Given the continued spread of COVID-19 and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. We have adopted a policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.
With the onset of COVID-19, we began to see an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and continued through the end of 2021. During this time, we experienced an increase in penetration of our product modules, moving to brands utilizing 2.7 modules per location on average as of December 31, 2021, as compared to 2.1 modules as of December 31, 2020. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. For the years ended December 31, 2021, 2020, and 2019, 46.4%, 48.2%, and 72.4% of our platform revenue was subscription revenue, respectively, and 53.6%, 51.8%, and 27.6% was transaction revenue, respectively. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as COVID-19 restrictions ease and consumers potentially return to pre-COVID digital ordering preferences and habits, the trends we experienced in 2020 and 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.
The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, the emergence of new variant strains of COVID-19, actions taken to contain the COVID-19 pandemic, including restrictions on indoor dining that could impact our customers, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, the timing of any future booster shot rollouts, and acceptance of the vaccine and booster shots, and the extent of the impact of these and other factors on our employees, partners, vendors, and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, serve customers, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects. It could also result in declines in order volume as consumers potentially return to pre-COVID digital ordering preferences and habits.

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
Further, to the extent there is a sustained general economic downturn and our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand digital commerce spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in the restaurant industry, the labor shortage faced by the restaurant industry, and the loss of partners that may have gone out of business or may have merged with other of our partners, may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the restaurant industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected.

Operational Risks

Our rapid growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.

We principally generate subscription revenue from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, CDP, and Host modules and transaction revenue from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-marketplace digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to these customers, or continue to increase the volume of transactions on our platform. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

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
•reduction in the number of transactions using our modules due to the abatement of the effects of COVID-19, including the continued widespread rollout of the COVID-19 vaccine and guest acceptance of indoor dining;
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
•the ability of our customers to switch to a competitor, as the difficulty and cost involved with switching may not be significant;
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
Our limited operating history with our modules in a new and developing market makes it difficult to evaluate our current business and future prospects, and may increase the risk that we will not be successful.
Our platform currently includes the following suite of solutions and modules: Order Management, Delivery Enablement, Customer Engagement, Front-of-House and Payment. Our newest product offerings are Customer Engagement, Front-of-House, and Payment. We released a beta version of the Olo Pay module to select restaurants brands in October 2020. We expect to begin commercially offering Olo Pay in the first quarter of 2022. In 2021, through our acquisition of Wisely Inc., or Wisely, in November 2021, which we refer to as the Wisely Acquisition, we added the Customer Engagement solutions and the Front-of-House solutions to our product offerings. While the introduction of these solutions and modules, our pricing model, and an increase in transaction volumes have contributed significantly to our recent growth in revenue, we have limited experience with these solutions and modules and our transactional-based pricing model, which makes it difficult to accurately assess our future prospects. You should consider our future prospects in light of the challenges and uncertainties that we face, including:

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
The rapid growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and cloud infrastructure and its ability to handle increased traffic and demand. The growth in the number of third-party ecosystem partners, customers using our platform, and the number of orders processed, coordinated, and delivered through our modules has increased the amount of data and requests that we process. Additionally, new modules, solutions, services, and restaurant ecosystem partners that we integrate may significantly increase the load on our technology infrastructure. Any problems with the transmission or storage of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform, including by improving or expanding cloud infrastructure.
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
From time to time, we may evaluate potential strategic acquisition, joint venture, or partnership opportunities, such as the Wisely Acquisition. Any transactions that we enter into could materially affect our business, financial condition, and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and other partnerships involve a number of risks, such as:

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
•in the case of an acquisition, retention and integration of employees from the acquired company, including any employees outside of the United States;
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
•the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile, which could preclude us from completing any such acquisitions;
•litigation or other claims arising in connection with the acquired company or partner; and
•in the case of foreign acquisitions or with respect to employees located outside the United States, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, legal, and regulatory risks associated with specific countries.

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

On November 4, 2021, we closed the Wisely Acquisition. The Wisely Acquisition may create numerous risks and uncertainties, which could adversely affect our financial condition and operating results. Further, the addition of Wisely to our business will entail many changes, including the integration of Wisely, its technology and products and certain of its personnel as well as changes in systems and employee benefit plans. These integration activities are complex, and we may encounter unexpected difficulties and incur unexpected costs or experience business disruptions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our existing business. There can be no assurance that any of the acquisitions we may make, including the Wisely Acquisition, will be successful or will be, or will remain, profitable.
Our future success depends in part on our ability to drive the adoption of our platform by international and SMB customers, and to expand into new, on-demand digital commerce verticals.
Although we currently do not derive significant revenue from customer accounts located outside the United States, and do not derive any material revenue from customer accounts outside of North America, the future success of our business may depend, in part, on our ability to expand our customer base worldwide. However, because we have limited experience with international customers or in selling our platform internationally, our business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our platform to these potential customers may not be successful. Additionally, our success may depend in part on our ability to increase our partnerships with SMB customers. These customers may have different requirements than our larger restaurant brand customers, and therefore may not find our platform to be as attractive as our existing customers. They may also be unwilling to agree to pay subscription or transactional fees for our platform or modules at the levels required to make these transactions profitable, or they may request additional functionality, training, customer service, or software integrations. We also believe that our platform can be applied to other on-demand digital commerce verticals beyond the restaurant industry, and plan to focus on sectors or opportunities that are also undergoing the digital transformations. If we are unable to increase the revenue that we derive from international and SMB restaurant customers, or deploy our platform in other on-demand digital commerce verticals, then our business, results of operations, and financial condition may be adversely affected.
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
We believe that our platform’s functionality, simplicity, positive user experience, and ability to integrate with multiple technology partners in the restaurant ecosystem have helped us to expand and offer our platform to customers who may have limited technical personnel. In the future, providers of mobile, website, or other operating systems or applications could introduce new features, policies, or rules that would make it difficult for customers to use our platform. In addition, mobile devices, websites, operating systems, or other applications could introduce new features, change existing operating systems, application programming interfaces, or APIs, or other specifications such that they would be incompatible with our platform, or prevent delivery or aggregator partners from accessing customers who are using our platform. Any changes to technologies used in our platform, existing features that we rely on, or operating systems, APIs, or applications that make it difficult for customers to access our platform or consumers to access our customers’ ordering applications or websites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business and prospects.
We experience significant seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.
Our business is highly dependent on the behavior patterns of restaurant brands and consumers. We may experience a relative increase or decrease in the use of our modules depending on the season and customer type, which may be difficult to assess. Additionally, our revenue can also be impacted by sales cycles and seasonality, which vary depending on customer type. Finally, even after we have executed a contract with a customer, deployment of our platform and the related modules is typically lower than average in the fourth quarter. As a result, seasonality will likely cause fluctuations in our financial results on a quarterly basis, and other seasonality trends may develop that may similarly impact our results of operations.
Commercial Risks

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
We have historically incurred significant costs and experienced long sales cycles when selling to customers. In the restaurant brand market segment, the decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, while restaurant brand customers may more quickly deploy our modules on a limited basis, before they will commit to deploying our modules at scale, they often require extensive education about our modules and significant customer support time or pilot programs, engage in protracted pricing negotiations, and seek to secure development resources. In addition, sales cycles for restaurant brand customers in general and larger restaurant brands in particular are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Further, even after our customers contract to use our platform, they may require extensive integration or deployment resources from us before they become active customers, which have at times extended to multiple quarterly periods following the execution of the agreement. Because we generally only generate transaction revenue after our platform is deployed, if we are unable to deploy our platform with our customers in a timely manner, our results of operations and financial condition may be harmed. Finally, our customers may choose to develop their own solutions that do not include any or all of our modules. They also may demand reductions in pricing as their usage of our modules increases, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations and financial condition may be adversely affected.
Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers may not renew their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to build their own solution internally or if they decide to temporarily or permanently close their restaurants in a location then affected by the COVID-19 pandemic. Additionally, consumers may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels and the loss of customers or reductions in the number of locations that use our platform or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using, or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.
If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
The on-demand digital commerce and digital ordering markets are characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides them with the tools they need to operate their businesses in a manner that is productive and meets or exceeds their expectations. Our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform. Additionally, to achieve and maintain market acceptance for our platform, we must effectively integrate with new or existing software solutions that meet changing customer demands in a timely manner.
As we expand our platform and services, and as the number of our customers with higher volume sales increases, we expect that we will need to offer increased functionality, scalability, and support, including to keep our platform, systems, and services secure, which requires us to devote additional resources to such efforts. To the extent we are not able to enhance our platform’s functionality in order to maintain its utility and security, enhance our platform’s scalability in order to maintain its performance and availability, or improve our support functions in order to meet increased customer service demands, our business, operating results, and financial condition could be adversely affected.
We may experience difficulties with software development that could delay or prevent the development, deployment, introduction, or implementation of new modules and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded modules, and integrate those modules into our platform. We must also continually update, test, certify, maintain, and enhance our software platform. We may make significant investments in new modules or enhancements that may not achieve expected returns. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to perform it in a manner that responds to our customers’ evolving needs, our business, operating results, and financial condition could be adversely affected.
We currently generate significant revenue from our largest restaurant customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations, and financial condition.
For the year ended December 31, 2021, our 10 largest restaurant customers generated an aggregate of approximately 19% of our revenue. Although these customers enter into long-term contracts with us, they may reduce or terminate their usage of our platform or decide not to renew their agreements with us.
We have lost in the past, and we may lose in the future, one or more of our largest restaurant customers. While no such losses have been material to date, in the event that any of our largest restaurant customers do not continue to use our platform, use fewer of our modules, use our modules in a more limited capacity, or not at all, or if the volume of transactions processed on our platform declines, our business, results of operations, and financial condition could be adversely affected.
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
Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate, including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market, or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including point of sale functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.
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
Our platform currently includes the following suite of solutions and modules: Order Management, Delivery Enablement, Customer Engagement, Front-of-House and Payment. Our newest product offerings are Customer Engagement, Front-of-House, and Payment. We released a beta version of the Olo Pay module to select restaurants brands in October 2020. We expect to begin commercially offering Olo Pay in the first quarter of 2022. In 2021, through the Wisely Acquisition, we added the Customer Engagement solutions and the Front-of-House solutions to our product offerings. As a result, we have limited experience determining the optimal prices for our modules and may be unable to convert existing customers from a flat-fee model to our transactional based pricing models. We have changed our pricing model from time to time and expect to do so in the future or sell new modules. However, given our limited experience with selling new modules, it may turn out that the new pricing models, or the pricing for any other modules we may develop, is not optimal, which may result in our modules not being profitable or not gaining market share. As competitors introduce new solutions that compete with ours, especially in the digital ordering and delivery spaces where we face significant competition, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the mix of adoption among our modules and negatively impact our overall revenue. Moreover, restaurant brands may be sensitive to price increases or to the prices offered by competitors. As a result, in the future we may be required to reduce our prices, which could adversely affect our results of operations and financial condition.

Financial Risks
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses since inception and we may not achieve or sustain profitability. We incurred net losses of $42.3 million and $8.3 million for the years ended 2021 and 2019, respectively. For 2020, we had net income of $3.1 million. As of December 31, 2021, we had an accumulated deficit of $111.6 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the near-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
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
We may also make decisions that would reduce our short-term operating results if we believe those decisions will improve the experiences of our customers and consumers and if we believe such decisions will improve our operating results over the long-term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially harmed
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
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
•fluctuations in usage of our platform, or any of our modules, including due to the potential lack of durability of the growth we have experienced in the near term due to the impact of COVID-19 and the associated measures to contain the spread of COVID-19 on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions continue to abate;
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
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining and motivating existing employees;
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
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our modules and platform capabilities or third-party applications or point of sale or management systems with which our platform integrates.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over our financial statement close process specifically related to properly designed controls around complex technical accounting matters within our consolidated financial statement close process. These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.
We are working to remediate this material weakness through the development and implementation of processes and controls over the financial reporting process. Specifically, we have:
•initiated the process of implementing a new revenue recognition system which will significantly reduce the number of manual controls currently required to recognize revenue;
•engaged external resources to assist with remediation efforts and internal control execution as well as to provide additional training to existing personnel; and
•hired additional internal resources with appropriate knowledge and technical expertise to effectively operate financial reporting processes and internal controls.
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

Prior to the Wisely Acquisition, Wisely’s activities may have exposed the company to various potential liabilities relating to the conduct of its business, including, but not limited to, potential contract claims, employee claims, historical tax matters, and other potential liabilities that could adversely affect the financial position of the combined company. Upon consummation of the Wisely Acquisition, we assumed these potential liabilities. While we continue to evaluate what we believe to be the most significant of these potential liabilities, it is possible that these liabilities may exceed our expectations or that other liabilities, whether currently known or unknown to us, result in substantial losses to us. Wisely’s obligations to indemnify us for certain representations and warranties under the definitive agreement are limited to specified maximum dollar amounts and subject in certain instances to our inability to recover first from the escrow account and subsequently under the representation and warranty insurance policy, or the R&W Policy. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from Wisely or under the R&W Policy, which could have a materially adverse impact on our business and results of operations.

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
•engage in transactions with affiliates; and
•engage in any business other than the businesses in which we currently engage.
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
•changes in tax laws, tax regulations or tax treaties, or the interpretation of any of them;
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

Any of these developments could adversely affect our results of operations and financial condition.
We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our modules and adversely affect our results of operations.
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, states and local governments have adopted, or may adopt or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if such governments were to not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business, results of operations, and financial condition.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, 2020, and 2019 respectively, we had approximately $218.1 million, $31.7 million, and $46.8 million of federal net operating losses, or NOLs. Approximately $14.3 million of the federal NOLs will expire at various dates beginning in 2032 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2021, 2020, and 2019 respectively, we had approximately $149.7 million, $26.2 million, and $38.0 million of state NOLs. Of the state NOLs, some are indefinite life, but most are definite life with various expiration dates beginning in 2025 through

2040. In addition, our federal research and development tax credits were approximately $1.3 million as of each of December 31, 2021, 2020, and 2019, respectively. The federal research credits will begin to expire in 2027. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” as defined under Section 382 of the Code and applicable Treasury Regulations, is subject to limitations on its ability to utilize its pre-change NOLs to offset taxable income. We have experienced ownership changes under Section 382 of the Code in the past, including in connection with our IPO, or may experience changes in the future, in each case that could affect our ability to utilize our NOLs to offset our taxable income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have only recently established an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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
Risks Related to Our Reliance on Third Parties

Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software.
The success of our platform depends, in part, on our ability to integrate third-party applications, software, and other offerings into our platform. We anticipate that the growth of our business will continue to depend on third-party relationships, including relationships with point of sale, or POS, systems, DSPs, Ordering Service Providers, or OSPs, aggregators, digital agencies, payment processors, loyalty providers, and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as search engine and social media, location services, voice ordering, autonomous vehicle, and virtual kitchen providers. Identifying, negotiating, and documenting relationships with third parties and integrating third-party content and technology requires significant time and resources, and third-party providers may choose to terminate their relationship with us, compete directly against us, enter into exclusive arrangements with our competitors, or make material changes to their businesses, solutions, or services that could be detrimental to our business.
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
The third party service providers with which we integrate may not perform as expected under our agreements or under their agreements with our customers, we or our customers may in the future have disagreements or disputes with such providers, or such providers may experience reduced growth, reduce incentives for our customers’ consumers to make delivery orders, or otherwise change their business models in ways that are disadvantageous to us or our customers. For example, if the DSP providers with which we partner for our Dispatch module were to increase prices of the delivery to customers, the number of orders made through our platform could be reduced and our business may be harmed. In addition, if our Rails providers were to reduce incentives for consumers to order through those respective aggregators, our revenue and business may be harmed. If we lose access to solutions or services from a particular partner, or experience a significant reduction or disruption in the supply of services from a current partner, it could have an adverse effect on our business and operating results.
Our Dispatch module currently relies on a limited number of DSPs.
The availability of DSPs generally, and of specific DSPs in certain markets, is integral to the value that our Dispatch module provides to our customers and our ability to generate revenue from orders fulfilled through Dispatch. However, the DSP market has not yet fully developed and could be adversely affected by various conditions, including industry consolidation, changes in labor and independent contractor laws and changes in pricing models, the success of competitors or competing solutions for customers, and general economic conditions. In general, there is more than one DSP available to fulfill delivery orders through Dispatch. In certain markets, however, delivery orders are fulfilled by one or a limited number of DSPs, with a subset of such DSPs being responsible for fulfilling a majority of orders in that market. In addition, certain of these DSPs may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us. If one or more DSPs that represents a significant volume of our Dispatch transactions overall, or DSPs that represent a significant volume of our Dispatch transactions in any single market, are no longer able to continue to provide timely and reliable delivery services, including as a result of a shortage in the labor market or changes in the labor laws, or if we or a DSP terminate our partnership, we could experience significant interruptions in the delivery of orders through our Dispatch module, which could have an adverse effect on our business, financial condition, and results of operations.
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

Factors impacting the pricing strategies of our aggregators, including operating costs, legal and regulatory requirements, constraints or changes, could also impact our business. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States implemented price controls on some food delivery logistics platforms. These price controls have caused, and may in the future cause, aggregators to increase the fees charged to consumers. Such increase in the fees charged by aggregators could result in reduced demand for services by consumers, and our transactional revenue from our Rails module may decline. Moreover, recently a number of aggregators have merged or consolidated, which could reduce the number of aggregators on our Rails module, reduce our revenue, and limit the effectiveness of Rails. In the event that any of the largest digital ordering aggregators do not integrate with our platform, or create software that is incompatible or competes with our platform by directly integrating with one of our customers, our ability to generate transactional revenue using our Rails module will decline, which could harm our business and results of operations. If we or one or more of these aggregators that represents a significant volume of our Rails transactions overall terminate our partnership, it could have an adverse effect on our business, financial condition, and results of operations.
For the years ended December 31, 2021 and 2020, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, Inc., or DoorDash, accounted for an aggregate of 16.7% and 19.3% our total revenue, respectively, and DoorDash accounted for a majority of our transaction revenue from our Rails module for the years ended December 31, 2021 and 2020.

We rely upon Amazon Web Services and other infrastructure providers to operate our platform, and any disruption of or interference with our use of these providers would adversely affect our business, results of operations, and financial condition.
We outsource substantial portions of our cloud infrastructure to Amazon Web Services, or AWS, Cloudflare, and other infrastructure providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Their failure to access our platform could make us liable for service credits or, in more severe cases, contractual breaches. We are, therefore, vulnerable to service interruptions at AWS, Cloudflare, and other infrastructure providers, which could decrease the number of transactions we process on our platform and negatively impact our revenue. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints, including those related to the complexity and number of order permutations. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud, or security attacks. In addition, if an infrastructure provider’s security is compromised, or our modules or platform are unavailable or our customers or their consumers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our platform become more complex and the usage of our platform increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations, and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
In addition, AWS provides us with service pursuant to an agreement that continues until terminated by either party. Pursuant to our agreement with AWS, we have committed to spending $15 million over the three-year period of January 2022 through December 2024. AWS may terminate the agreement by providing 90 days prior written notice, and it may, in some cases, terminate the agreement immediately for cause upon notice. This agreement includes a minimum spending commitment, part of which may be forfeited if we were to switch providers. Although we expect that we could receive similar services from other third parties, arranging alternative cloud infrastructure services could be costly, complicated, and time-consuming, and we could experience interruptions on our platform and in our ability to make our modules available to customers.
Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements, and otherwise harm our business, results of operations, and financial condition.

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

Legal, Regulatory, Compliance, and Reputational Risks

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or the systems with which our platform integrates could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.
We operate in the on-demand digital commerce industry, which is prone to cyber-attacks. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our Board of Directors reviews cybersecurity risks brought to its attention by members of senior management who report up to our Board of Directors. We have an established in house security team which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of our Board of Directors and the audit committee at regular meetings of the audit committee. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their consumers’ data, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platform against attacks.
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
Our storage and use of our customers’ data concerning their restaurants and consumers is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and information relating to them and consumers. If a security breach were to occur, as a result of third-party action, employee error, malfeasance, or otherwise, and the confidentiality, integrity, or availability of our customers’ data was disrupted, we could incur significant liability to our customers and their consumers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, any loss of customer or individual consumer data could create significant monetary damages for us that may harm our ability to operate the business.
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
Moreover, our platform and third-party applications, services, or POS and management systems integrated with our platform could be breached if vulnerabilities in our platform or third-party applications or POS and management systems are exploited by unauthorized third parties or due to employee error, malfeasance, or otherwise. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data. Because techniques used to obtain unauthorized access change frequently and the size and severity of DDoS attacks and security breaches are increasing, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. In addition to our own platform and applications, some of the third parties with which we work may receive information provided by us, by our customers, or by our customers’ consumers through web or mobile applications integrated with our platform. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed.
Any actual or perceived DDoS attack or security breach of our platform, systems, and networks could damage our reputation and brand, expose us to a risk of litigation and possible liability, and require us to expend significant capital and other resources to respond to and alleviate problems caused by the DDoS attack or security breach. Our ability to retain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider or one of the service providers with which we partner, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results. Although we maintain cyber liability insurance, we cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
We may be subject to claims by third parties of intellectual property infringement.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, modules, technology, methods, or practices infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of modules that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.
Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material and adverse effect on our brand, business, financial condition, and results of operations. Although we do not believe that our proprietary technology, processes, and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our modules, or re-brand our modules. We may also be obligated to indemnify our customers against intellectual property claims, and we may have to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time, and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules, and otherwise negatively affect our business and operating results.

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

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks and self-regulatory organizations, including PCI-DSS, around the security of personal information, cardholder data, or sensitive authentication data, could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, consumers, or other relevant stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. In addition, if our security measures fail to protect credit card information adequately, we could be liable to our partners, our customers, and consumers for their losses. As a result, we could be subject to fines, we could face regulatory or other legal action, and our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.
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

We anticipate that more states may enact legislation similar to the CCPA, providing consumers around the United States with new privacy rights and increasing the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has already prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, these costs may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and litigation.
Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy and data security laws, rules, and regulations. The European Union, or EU, has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018. Among other requirements, the GDPR regulates transfers of personally identifiable information from the EU to non-EU countries, such as the United States. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals can claim damages as a result of GDPR violations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance. Certain current or potential future customers are subject to the GDPR and we may be required to assist such customers with their compliance obligations. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR. We may be required to expend resources to assist our customers with such compliance obligations. Assisting our customers in complying with the GDPR, or complying with the GDPR ourselves if we expand our business to the EU in the future, may cause us to incur substantial operational costs or require us to change our business practices to maintain such information in the European Economic Area.

We previously relied upon the EU-U.S. Privacy Shield program to legitimize certain transfers of personal data from the EU and EEA to the United States pursuant to the GDPR. However, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield program. As a result of this decision, companies that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the United States and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the CJEU deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between EU controllers and non-EU processors, such as us, are valid, the CJEU also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs will face additional challenges. On June 4, 2021, the European Commission published new versions of the SCCs, which seek to address the issues identified by the CJEU’s decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, and despite not being currently subject to the GDPR, we will continue to face uncertainty as to whether efforts to comply with European transfer restrictions will be sufficient. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
We publish privacy policies, self-certifications, such as the EU-U.S. Privacy Shield, and other documentation regarding our collection, processing, use and disclosure of personal information, credit card information, and other confidential information.

Although we endeavor to comply with our published policies, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Such failures can subject us to potential international, local, state, and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, resulting in reputational or financial harm to us. Globally, there have been numerous lawsuits brought against technology companies related to their privacy and data security practices. If those lawsuits are successful, it could increase the risk that we may be exposed to liability for similar practices. Furthermore, if customer concerns regarding data security increase, customers may be hesitant to provide us with the data necessary to provide our service effectively. This could generally limit the adoption of our product and the growth of our company.
Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm our business.
The payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them. We are also required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform, or were limited in our ability to do so, our business would be materially and adversely affected.
We released a beta version of our Payment solution, Olo Pay, to select restaurants brands in October 2020. We expect to begin commercially offering Olo Pay in the first quarter of 2022, which could lead to more payment transactions processed.
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
We believe the licensing requirements of the Financial Crimes Enforcement Network and state agencies that regulate banks, money service businesses, money transmitters, and other providers of electronic commerce services do not apply to us. One or more governmental agencies may conclude that, under its statutes or regulations, we are engaged in activity requiring licensing or registration. In that event, we may be subject to monetary penalties and adverse publicity, and may be required to cease doing business with residents of those states until we obtain the requisite license or registration.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own nine registered trademarks in the United States, as of December 31, 2021, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
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
In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer, and use of our proprietary technology or information may increase.
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
We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers, our partners, or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees or the current or former employees of companies acquired through acquisitions. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more of such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

We use open source software in our platform, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We rely on open source software in our proprietary platforms and we expect to continue to rely on open source software in our platform in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platforms. Certain open source projects that we use include other open source software and there is a risk that this software may be subject to licensing terms inconsistent with the licensing terms of the project, resulting in uncertainties as to the governing terms for the open source software. Moreover, we cannot ensure that we have incorporated and are currently relying on open source software in our platform in a manner that is consistent with the terms of the applicable license or our current policies and procedures. Although we employ open source software license screening measures, if we were to combine our proprietary software platform with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary platform, which could allow our customers and competitors to freely use such software solutions without compensation to us.

Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, required to comply with onerous conditions or restrictions, required to make our proprietary source code for our platform and any modifications and derivative works developed using such open source software generally available at no cost, purchase a costly license, or cease offering the implicated services unless and until we can re-engineer them to avoid use of the open source software in dispute, which could disrupt the business dependent on the affected platforms. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully.

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
Errors, defects, security incidents, disruptions, or other performance problems with our platform, including with third-party applications, services, or partners, may harm our reputation and brand. We may introduce new suites of solutions, modules or terms of service that our customers or consumers do not like, which may negatively affect our brand. Additionally, if our customers or consumers have a negative experience using our modules or third-party solutions integrated with our platform, such an experience may affect our brand, especially as and if we continue to attract multi-location restaurant customers to our platform.
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
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation, and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social, and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business, financial condition, and results of operations.

Employee Related Risks
If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.

We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. Our substantial anticipated headcount growth, our transition from a private company to a public company, and our policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office may make it difficult to maintain these important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results, and financial condition. We may also engage the services of third parties who provide consulting services to support our business and the failure to identify and/or retain such third parties could adversely affect our business, operating results, and financial condition.
Our future performance depends on the continued services and contributions of our senior management, including our Founder and Chief Executive Officer, Noah H. Glass, and other key employees to execute on our business plan, keep our platform stable and secure, and identify and pursue new opportunities and platform innovations. The failure to properly manage succession plans or the loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees with the exception of Noah H. Glass, our Founder and Chief Executive Officer. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.

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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS or on-demand digital commerce applications, products managers and designers, and experienced enterprise sales professionals.
Further, our ability to increase our customer base, especially among restaurant brands, SMBs, potential international customers, and other customers we may pursue, or to achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus, and train our sales, marketing, and customer success personnel.
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
In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with the appropriate qualifications, particularly if we significantly expand headcount in the near-term. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Additionally, our employees continue to work remotely, which has allowed us to reduce certain office related costs. We have adjusted our policies to allow all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office. When our New York City headquarters reopens, if an increasing number of employees choose to work from our corporate headquarters, we could incur increased costs and expenses in order to provide the appropriate office infrastructure for these personnel.
Industry Risks

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare, and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions resulting from a destruction of our headquarters, and negatively affect the growth of our business.
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

Various factors beyond our control, including government regulations relating to independent contractor classifications, price controls on food delivery logistics platforms, labor shortages, supply constraints, inflation, and minimum wage increases, may also affect the total cost of digital food orders to consumers. The overall cost environment for food commodities can also be volatile due to domestic and worldwide agricultural supply and demand and other macroeconomic factors that are outside of our control. If our current or future customers and partners are unable to maintain or increase digital orders or maintain profitability, our business, financial condition, and results of operations could be harmed.
Risks Related to Ownership of Our Class A Common Stock
The dual-class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions, or other business combination transactions that may not be aligned with your interests.
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of December 31, 2021, holders of our Class B common stock collectively owned shares representing approximately 92% of the voting power of our outstanding capital stock. As of December 31, 2021, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 82% of the voting power of our outstanding capital stock.
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
•the trading volume of our Class A common stock;
•future sales of our Class A common stock by us or our stockholders;
•our involvement in litigation;
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
We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

As of December 31, 2021, holders of a substantial number of shares of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. For example, in connection with the consummation of the Wisely Acquisition, we issued shares of our Class A Common Stock to Wisely security holders. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
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
We are an “emerging growth company” and a “smaller reporting company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a large accelerated filer.

As a smaller reporting company, we have been permitted to take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. As of June 30, 2021, we determined our public float was greater than $250 million and therefore we will no longer be treated as a smaller reporting company beginning with our first 2022 quarterly report.
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
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which may restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of ours; any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; any claim or cause of action seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; any claim or causes of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that these provisions do not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or the Securities Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated articles of incorporation provide that any person or entity purchasing or otherwise acquiring any interest in any security of ours is deemed to have notice of and consented to these provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may impose additional litigation costs on stockholders in pursuing such claims, and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our federal forum provision. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located in New York City, where we lease approximately 36,100 square feet at One World Trade Center and 14,700 square feet at 26 Broadway. Our lease at One World Trade Center expires in May 2029. We currently sublease our space at 26 Broadway and that lease will expire in September 2023. We believe that our current facilities are adequate to meet our current needs.
Item 3. Legal Proceedings.
As previously disclosed in the final prospectus for our IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on March 18, 2021, on or about October 21, 2020, DoorDash, Inc., or DoorDash, filed a lawsuit against us in New York State Supreme Court, New York County, in a dispute over fees charged to DoorDash. On April 22, 2021, we entered into a definitive settlement agreement with DoorDash. Pursuant to the settlement, we and DoorDash agreed to a dismissal of this case in full without any amounts payable by us to DoorDash in connection with the settlement. Additionally, the parties exchanged releases. On April 22, 2021, we entered into a Restated Delivery Network Agreement, or the Restated Agreement, with DoorDash, which replaced and superseded the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017 and November 12, 2020, between us and DoorDash. Under the terms of the Restated Agreement, we agreed to issue DoorDash a letter of credit in the amount of $25.0 million to guarantee any future unpaid and amounts owed to DoorDash under the Restated Agreement, principally related to our Dispatch module where our restaurant customers are the merchants of record and we collect funds from our restaurant customers. The letter of credit was issued on May 6, 2021. In the event that the letter of credit is drawn down by DoorDash pursuant to the terms of the Restated Agreement, we must increase the amount of such letter of credit up to a maximum of three times during the term so that the available, undrawn amount, remains in the amount of $25.0 million.
We have also received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock began trading on the New York Stock Exchange under the symbol “OLO” on March 17, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 18, 2022, there were approximately 111 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
As of February 18, 2022, there were approximately 22 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan and security agreement with Pacific Western Bank contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our Class A common stock and Class B common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, including in our then-existing debt arrangements, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock, shares of our redeemable convertible preferred stock issued, and stock options granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of Capital Stock

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

On November 4, 2021, as part of the consideration for the Wisely Acquisition, we issued 3,460,168 unregistered shares of our Class A common stock. Such shares of Class A common stock were issued to the shareholders of Wisely in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(a)(2) of the Securities Act.

Shares Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from Initial Public Offering

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

There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus filed with the SEC on March 18, 2021, pursuant to Rule 424(b) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, including with respect to the durability of the acceleration we have experienced in the near term on consumer preferences for digital ordering, transaction volumes, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on March 18, 2021, or the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act.
Overview
We are Olo, a leading open SaaS platform for restaurants.

Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house, or FOH, management and payments, while further strengthening and enhancing the restaurants’ direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their customers. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise value, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $20 billion in GMV during the year ended December 31, 2021. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our high dollar-based net revenue retention. See the section titled “Key Factors Affecting Our Performance” below for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. Our platform initially focused on our Order Management solutions, a suite of fully-integrated, white-label, on-demand digital commerce and channel management solutions, enabling guests to order and pay directly from restaurants via mobile, web, kiosk, voice, and other digital channels, through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules. We then expanded our platform by launching our Delivery Enablement solutions, including Dispatch, our delivery enablement module, and Rails, our aggregator and channel management module. In 2021 we acquired Wisely Inc, or Wisely. This acquisition added our Customer Engagement solutions, a suite of restaurant-centric marketing and sentiment solutions enabling restaurants to collect, analyze, and act on guest data to deepen relationships, boost revenue, and increase Customer Lifetime Value, or CLV, through the Marketing Automation, Sentiment, and Customer Data Platform, or CDP, modules, as well as our Front-of-House solutions, which enable restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through the Host module. The key milestones in our corporate history are the following:
•2005: Olo Founder and CEO Noah Glass accepted $0.5 million in Series A funding to start Mobo.
•2010: We renamed our company to “Olo” and shifted our focus to enterprise customers.
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
•2021: We completed our IPO, executed our first acquisition, and surpassed more than $20 billion in GMV.
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day. More than 85 million consumers have transacted on our platform over the last year. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or consumer data. Our open SaaS platform integrates with over 200 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future financial performance. Our enterprise brands, meaning those brands having 50 or more locations, are also highly loyal.
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we enter into relationships at the brand’s corporate level and strive to secure exclusivity across all company-owned and franchise locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.

We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, CDP, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-aggregator digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners.
Acquisition of Wisely Inc.
On October 21, 2021, we entered into an Agreement and Plan of Reorganization, or the Merger Agreement, with Sparty Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, Sparty Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, Wisely Inc., and Fortis Advisors LLC, solely in its capacity as the representative of Wisely’s security holders. The transaction, which we refer to as the Wisely Acquisition, closed on November 4, 2021 pursuant to the terms set forth in the Merger Agreement. See “Note 5—Acquisition” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Wisely is a leading customer intelligence and engagement platform that enables restaurant brands to personalize the guest experience and maximize customer lifetime value. With a growing list of enterprise and emerging enterprise customers, Wisely’s leading software solutions include an all-in-one Customer Relationship Management system with email and SMS marketing automation features; Host, a table management, waitlist, and reservations solution; a guest sentiment tracker with aggregated and annotated guest reviews and feedback; and a CDP purpose-built for restaurants. The Wisely Acquisition expands our platform capabilities, creating new offerings that will unlock our ability to directly serve restaurant brands’ marketing efforts, empowering restaurant brands to derive actionable insights from their data more readily in order to better understand their guests.
Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 500 existing brands across approximately 79,000 active locations as of December 31, 2021, up from approximately 64,000 active locations as of December 31, 2020. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands, and define active locations as a location where at least one of our modules is deployed. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.

Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our exclusive, long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit, or ARPU. We calculate average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
The following summarizes our ARPU and number of active locations for the year ended, or as of, each of the dates presented.

	Year Ended December 31,
	2021	2020
Average Revenue Per Unit	$2,019	$1,740
Ending Active Locations	79,000	64,000
From 2020 to 2021, we experienced an increase in penetration of our product modules, moving to brands utilizing 2.7 modules per location on average as of December 31, 2021, as compared to 2.1 modules as of December 31, 2020. We believe this demonstrates an opportunity to further increase revenue within our existing customer base by expanding and deploying additional modules. We believe that we are well-positioned to upsell our remaining customers, as our modules provide significant value, are simple to add, and operate seamlessly together. In addition, we intend to continue to work with our existing brand customers in implementing their digital strategies, which we expect will promote continued growth. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 79,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.

A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention rate, or NRR, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based NRR as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based NRR. For the three months ending December 31, 2021, we continued to maintain a NRR over 120%. While we have maintained this high NRR over the past three years, we expect this number to decrease over time as our customer base matures. We are also seeing a trend where customers are purchasing all of our products at signing, which provides us with more platform revenue from the start, but leaves less room for expansion.
Enable Higher Transaction Volume

Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total off-premise food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction order volume as more consumers order food for off-premise consumption. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Our ability to increase transaction volume is dependent on the continued shift to digital ordering for off-premise food consumption and our ability to capture a meaningful portion of that shift.

Investment in Innovation and Growth

We have invested and intend to continue to invest in expanding the functionality of our current platform and broadening our capabilities to address new market opportunities, particularly around payments, and data analytics. We also intend to continue to invest in enhancing awareness of our brand and developing more modules, features, and functionality that expand our capabilities to facilitate the extension of our platform to new use cases and industry verticals. We believe this strategy will provide new avenues for growth and allow us to continue to deliver differentiated, high-value outcomes to both our customers and stockholders. Specifically, we intend to invest in research and development to expand existing and build new modules, sales and marketing to promote our modules to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our platform, and other operational and administrative functions to support our expected growth and requirements as a public company. We expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent, in part, on our ability to successfully develop, market, and sell new and existing modules to new and existing customers.
Grow Our Ecosystem

We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, and loyalty programs. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which expands our capabilities and facilitates the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.

Expand Our Longer-Term Market Opportunity

While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small and medium businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals beyond the restaurant industry that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to consumers. For example, we currently partner with a number of grocery chains who use our Ordering module to help their consumers order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.

Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods. We bill monthly in arrears. A majority of our platform revenue is derived from our Order Management solutions, which consist of our Ordering, Switchboard, Kiosk, Network, and Virtual Brands modules. We also generate platform revenue from our Delivery Enablement solutions, which include our Dispatch and Rails modules. We may also charge third-party aggregators and other service providers in our ecosystem a per transaction fee for access to our Dispatch and Rails modules. Subsequent to the Wisely Acquisition, we also generate revenue from our Customer Engagement and Front-of-House solutions.
With the onset of COVID-19, we saw an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and has continued through the end of 2021. During this time, we experienced an increase in penetration of our product modules, with brands utilizing 2.7 modules per location on average as of December 31, 2021, compared with 2.1 modules as of December 31, 2020. The combination of increased transaction volumes and increased multi-module adoption resulted in an increase in transaction revenue as a percentage of platform revenue. While we have benefited from the acceleration of demand for off-premise dining, our business and financial results could be materially adversely affected in the future if these trends do not continue. For example, as COVID-19 restrictions ease and consumers potentially return to pre-COVID-19 digital ordering preferences and habits, the trends we experienced in 2020 and 2021 on multi-module adoption, number of active locations, and transaction volume may not continue and our revenue may fluctuate in the near term.
Professional Services and Other
Professional services and other revenue primarily consists of fees paid to us by our customers for the implementation of our platform. The majority of our professional service fees are billed on a fixed fee basis upon execution of our agreement. While we expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, we expect that this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
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
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their useful life. We anticipate investments in this area to increase on an absolute dollar basis and as a percentage of revenue in the short-term as we continue to invest in innovative solutions to support our customers’ rapidly evolving needs.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include travel-related expenses and allocated overhead. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we continue to scale our operations over time. We also expect to incur additional general and administrative expenses as a result of operating as a public company.
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
Other Expenses, Net
Interest Expense
Interest expense consists of interest incurred on our outstanding borrowings under our outstanding debt facility. In 2021, we amended our loan agreement for our revolving line of credit. See—“Liquidity and Capital Resources.”
Other Income, Net
Other income, net consists primarily of income earned on our money-market funds in cash and cash equivalents.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The change in the fair value of warrant liability relates to warrants issued to purchase our redeemable convertible preferred stock that are classified as liabilities on the balance sheet. Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. As a result, after 2021, we will no longer have a change in fair value of redeemable convertible preferred stock warrant liability.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Platform	$144,446	$92,764	$45,121
Professional services and other	4,922	5,660	5,570
Total revenue	149,368	98,424	50,691
Cost of revenue:
Platform (1)	25,572	14,334	11,920
Professional services and other (1)	5,258	4,334	3,666
Total cost of revenue	30,830	18,668	15,586
Gross Profit	118,538	79,756	35,105
Operating expenses:
Research and development (1)	58,918	32,907	21,687
General and administrative (1) (2)	69,625	22,209	12,157
Sales and marketing (1)	17,971	8,545	6,351
Total operating expenses	146,514	63,661	40,195
(Loss) income from operations	(27,976)	16,095	(5,090)
Other expenses, net:
Interest expense	—	(157)	(219)
Other income, net	77	28	36
Change in fair value of warrant liability	(18,930)	(12,714)	(2,959)
Total other expenses, net	(18,853)	(12,843)	(3,142)
(Loss) income before taxes	(46,829)	3,252	(8,232)
(Benefit) provision for income taxes	(4,556)	189	26
Net (loss) income and comprehensive (loss) income	(42,273)	3,063	(8,258)
Accretion of redeemable convertible preferred stock to redemption value	(14)	(70)	(136)
Undeclared 8% dividend on participating securities	—	(2,993)	—
Net loss attributable to Class A and Class B common stockholders	$(42,287)	$—	$(8,394)

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue - platform	$2,705	$556	$253
Cost of revenue - professional services and other	474	124	46
Research and development	11,283	1,497	814
General and administrative	16,137	2,827	3,493
Sales and marketing	2,128	376	220
Total stock-based compensation expense	$32,727	$5,380	$4,826

(2) Includes charitable donation expense of $13.1 million for the year ended December 31, 2021.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Revenue:
Platform	96.7%	94.2%	89.0%
Professional services and other	3.3	5.8	11.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Platform	17.1	14.6	23.5
Professional services and other	3.5	4.4	7.2
Total cost of revenue	20.6	19.0	30.7
Gross Profit	79.4	81.0	69.3
Operating expenses:
Research and development	39.4	33.4	42.8
General and administrative	46.6	22.6	24.0
Sales and marketing	12.0	8.7	12.5
Total operating expenses	98.1	64.7	79.3
(Loss) income from operations	(18.7)	16.4	(10.0)
Other expenses, net:
Interest expense	0.0	(0.2)	(0.4)
Other income, net	0.1	0.0	0.1
Change in fair value of warrant liability	(12.7)	(12.9)	(5.8)
Total other expenses, net	(12.6)	(13.0)	(6.2)
(Loss) income before taxes	(31.4)	3.3	(16.2)
(Benefit) provision for income taxes	(3.1)	0.2	0.1
Net (loss) income and comprehensive (loss) income	(28.3)	3.1	(16.3)
Accretion of redeemable convertible preferred stock to redemption value	0.0	(0.1)	(0.3)
Undeclared 8% dividend on participating securities	0.0	(3.0)	0.0
Net loss attributable to Class A and Class B common stockholders	(28.3)%	0.0%	(16.6)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenue:
Platform	$144,446	$92,764	$51,682	55.7%
Professional services and other	4,922	5,660	(738)	(13.0)
Total Revenue	$149,368	$98,424	$50,944	51.8%
Platform
Total platform revenue increased $51.7 million, or 55.7%, to $144.4 million for the year ended December 31, 2021 from $92.8 million for the year ended December 31, 2020. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increases in ARPU due to increased multi-product adoption and increased transaction volumes. Active customer locations increased to approximately 79,000 as of December 31, 2021 from approximately 64,000 as of December 31, 2020, and annual ARPU increased to approximately $2,019 for the year ended December 31, 2021 from approximately $1,740 for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, 46.4% and 48.2% of our platform revenue was subscription revenue, respectively, and 53.6% and 51.8% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.7 million, or 13.0%, to $4.9 million for the year ended December 31, 2021 from $5.7 million for the year ended December 31, 2020. While we expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, this increase will be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$25,572	$14,334	$11,238	78.4%
Professional services and other	5,258	4,334	924	21.3
Total cost of revenue	$30,830	$18,668	$12,162	65.1%
Percentage of revenue:
Platform	17.1%	14.6%
Professional services and other	3.5	4.4
Total cost of revenue	20.6%	19.0%
Gross Profit	$118,538	$79,756	$38,782	48.6%
Gross Margin	79.4%	81.0%
Platform
Total platform cost of revenue increased $11.2 million, or 78.4%, to $25.6 million for the year ended December 31, 2021 from $14.3 million for the year ended December 31, 2020. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations.
Professional Services and Other
Total professional services and other cost of revenue increased $0.9 million, or 21.3%, to $5.3 million for the year ended December 31, 2021 from $4.3 million for the year ended December 31, 2020. This increase was primarily the result of increased consulting costs and higher compensation costs to support growth in active locations.
Gross Profit
Gross profit margin decreased to 79.4% for the year ended December 31, 2021 from 81.0% for the year ended December 31, 2020. Decreases in gross profit margin were driven by higher platform and professional services and other compensation costs to support rapid growth in transactions and active locations coming onto the platform.
Operating Expenses
Research and Development

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$58,918	$32,907	$26,011	79.0%
Percentage of total revenue	39.4%	33.4%
Research and development expense increased $26.0 million, or 79.0%, to $58.9 million for the year ended December 31, 2021 from $32.9 million for the year ended December 31, 2020. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. Additionally, we incurred a non-cash charge of $1.8 million in March 2021 related to the vesting and settlement of stock appreciation rights, or SARs, in connection with the IPO. We also incurred $0.4 million in transaction costs related to the Wisely Acquisition that closed on November 4, 2021. As a percentage of total revenue, research and development expenses increased to 39.4% for the year ended December 31, 2021 from 33.4% for the year ended December 31, 2020.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$69,625	$22,209	$47,416	213.5%
Percentage of total revenue	46.6%	22.6%
General and administrative expense increased $47.4 million, or 213.5%, to $69.6 million for the year ended December 31, 2021 from $22.2 million for the year ended December 31, 2020. This increase was primarily a result of increased compensation costs due to increased headcount to support the growth and stage of the organization, IPO related bonus awards, vesting and settlement of SARs in connection with the IPO, as well as increased insurance costs and professional fees incurred in preparation for becoming and operating as a public company. We also incurred a non-cash charge of $13.1 million for the year ended December 31, 2021 related to the donation of 345,836 shares of our Class A common stock to a charitable donor-advised fund. We expect to donate additional shares in the future to this fund in conjunction with our Olo for Good initiative. Additionally, we incurred $1.9 million in transaction costs related to the Wisely Acquisition that closed on November 4, 2021. As a percentage of total revenue, general and administrative expenses increased to 46.6% for the year ended December 31, 2021 from 22.6% for the year ended December 31, 2020.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$17,971	$8,545	$9,426	110.3%
Percentage of total revenue	12.0%	8.7%
Sales and marketing expense increased $9.4 million, or 110.3%, to $18.0 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as increased marketing spend associated with our annual user conference, professional service fees, and various software and IPO related costs. Sales and marketing spend increases were offset by a reduction in travel and entertainment costs as of April 2020 due to travel restrictions as a result of COVID-19. Additionally, we incurred $0.4 million in transaction costs related to the Wisely Acquisition that closed on November 4, 2021. As a percentage of total revenue, sales and marketing expense increased to 12.0% for the year ended December 31, 2021 from 8.7% for the year ended December 31, 2020.
Other Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$—	$(157)	$157	(100.0)%
Percentage of total revenue	—%	(0.2)%
Other income, net	77	28	49	175.0%
Percentage of total revenue	0.1%	—%
Change in fair value of warrant liability	(18,930)	(12,714)	(6,216)	48.9%
Percentage of total revenue	(12.7)%	(12.9)%
Total other expenses, net	$(18,853)	$(12,843)	$(6,010)	46.8%
Percentage of total revenue	(12.6)%	(13.0)%
Interest expense
We had no borrowings outstanding under our credit facility during the year ended December 31, 2021. For the year ended December 31, 2020, we had outstanding borrowings during the first quarter of 2020, resulting in interest expense of $0.2 million.
Change in Fair Value of Warrant Liability
The increase of $6.2 million in the fair value of warrant liability for the year ended December 31, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability, which is directly related to an increase in the value of our stock underlying the warrants during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.

(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(4,556)	$189	$(4,745)	(2510.6)%
Percentage of total revenue	(3.1)%	0.2%
Benefit for income taxes for the year ended December 31, 2021 primarily resulted from the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the Wisely Acquisition. We maintain a full valuation allowance on our net federal and state deferred tax assets for both years ended December 31, 2021 and 2020, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of December 31, 2021, our principal source of liquidity was cash and cash equivalents totaling $514.4 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through sales of our equity securities, conversions of our redeemable preferred stock, payments received from customers, and borrowings under our credit facility.
On March 19, 2021, we completed our IPO, in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions.
We believe our existing cash and cash equivalents and amounts available under our outstanding credit facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including, but not limited to, our obligation to repay any balance under our credit facility if we were to borrow against the facility in the future, our platform revenue growth rate, receivable and payable cycles, and the timing and extent of investments in research and development, sales and marketing, and general and administrative expenses.
Credit Facility
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we amended and restated the agreement in February 2020, or the Loan Agreement, and have executed subsequent amendments to extend the maturity date until May 12, 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (A) 0.75% above Pacific Western Bank’s prime rate then in effect; or (B) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty.
In April 2021, we amended the Loan Agreement with Pacific Western Bank, or the First Amendment, and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants, which reset each annual period. In May 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
In August 2021, we amended our Loan Agreement, or the Second Amendment, to maintain minimum cash deposits with Pacific Western Bank equal to the lesser of $75.0 million or an amount equal to 50% of all of our cash deposits with any bank, and to extend certain reporting requirements from 30 to 45 days after each quarter end.
In December 2021 and in connection with the Wisely Acquisition, we further amended our Loan Agreement, or the Third Amendment and Joinder, to reflect Wisely LLC as an additional borrower. The foregoing description of the material terms of the Third Amendment and Joinder does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Third Amendment and Joinder, which we have filed as an exhibit to this Annual Report on Form 10-K. We refer to the Loan Agreement, as amended, as the “Amended Loan Agreement.”
As of December 31, 2021, we had $8.6 million available under Amended Loan Agreement, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. See “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the letters of credit. As of December 31, 2021, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. No interest was incurred during the year ended December 31, 2021 related to the Amended Loan Agreement. The interest rate applicable on the outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Amended Loan Agreement are secured by substantially all of our assets.

The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends or redeem or repurchase any capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants. We were in compliance with these covenants as of December 31, 2021.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$16,253	$20,768
Net cash used in investing activities	(77,072)	(1,273)
Net cash provided by financing activities	499,508	45,326
Operating Activities
For the year ended December 31, 2021, net cash provided by operating activities was $16.3 million, primarily due to net loss of $42.3 million adjusted for non-cash charges of $61.8 million and a net decrease in our operating assets and liabilities of $3.3 million. The non-cash adjustments primarily relate to stock-based charges of $32.7 million, inclusive of vesting of SARs of $2.8 million, the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, and a charge related to a charitable donor-advised fund of $13.1 million in conjunction with the Olo for Good initiative. The net decrease in operating assets and liabilities was primarily attributable to: a net decrease in accrued expenses and accounts payable of $5.2 million related to payments to vendors and employee compensation, offset by an increase in fees owed to delivery service providers; an increase in prepaid expenses of $2.8 million due to insurance payments and software licensing fees; and increases in contract assets and deferred contracts costs of $1.1 million primarily due to the growth of our revenue. This decrease was offset by a net decrease in accounts receivable of $3.7 million due to improved collections and a net increase of $2.3 million in unearned revenue due to the overall growth of our revenue.
For the year ended December 31, 2020, net cash provided by operating activities was $20.8 million, primarily due to net income of $3.1 million adjusted for non-cash charges of $19.4 million and a net decrease in our operating assets and liabilities of $1.7 million. The non-cash adjustments primarily relate to the change in the fair value of redeemable convertible preferred stock warrants of $12.7 million, stock-based compensation of $5.4 million, depreciation and amortization of $0.7 million, and bad debt expense of $0.6 million. The net decrease in operating assets and liabilities was primarily driven by an increase in accounts receivable of $31.5 million and deferred contract costs of $2.0 million due to the growth in our revenue. These increases were offset by an increase in accounts payable and accrued expenses of $32.0 million related primarily to higher fees owed to delivery service providers and vendors of $25.4 million and $2.7 million, respectively, a result of growth in Dispatch order volumes and operations and an increase in deferred rent of $0.6 million in connection with our new corporate headquarters.

Investing Activities
Cash used in investing activities was $77.1 million during the year ended December 31, 2021, primarily attributable to $75.2 million of cash paid (net of cash acquired) to acquire Wisely and $1.8 million for the development of internal software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Cash used in investing activities was $1.3 million during the year ended December 31, 2020, primarily due to development of internal software and purchases of computer and office equipment, furniture and fixtures, and leasehold improvements to support further product development and to expand our corporate office.
Financing Activities
Cash provided by financing activities was $499.5 million during the year ended December 31, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our IPO (net of underwriters’ discounts and commissions), $17.8 million of net proceeds from the exercise of stock options and employee stock purchase plan, and $0.4 million of net proceeds from the exercise of warrants. These increases were partially offset by the payment of deferred offering costs of $4.1 million during the year ended December 31, 2021.
Cash provided by financing activities was $45.3 million during the year ended December 31, 2020, primarily related to $50.0 million in proceeds from the issuance of our redeemable convertible preferred stock, net of cost, and $2.6 million of net proceeds from the exercise of stock options, partially offset by $3.5 million net repayment of proceeds borrowed in March 2020 under the Amended Loan Agreement, $2.2 million of payments for offering costs related to our IPO, and $1.4 million for payment of employee taxes related to stock option net exercise.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income (loss) and free cash flow, each of which is a non-GAAP financial measure.
We use these non-GAAP financial measures, in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including in the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. These measures provide consistency and comparability with past financial performance as measured by such non-GAAP figures, facilitate period-to-period comparisons of core operating results, and assist shareholders in better evaluating us against our peer group by presenting period-over-period operating results without the effect of certain charges or benefits that may not be consistent or comparable across periods or across our peer group.
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income (loss): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions), equity expense related to charitable contributions, internally developed software amortization (non-cash expense) and transaction costs. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards.
Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment and capitalization of internally developed software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. In addition, we believe providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.

Our use of non-GAAP financial measures has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for analysis of financial results as reported under GAAP. Because our non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

Non-GAAP Operating Income (Loss)
The following table presents a reconciliation of GAAP operating (loss) income to non-GAAP operating income (loss) for the following periods:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating (loss) income, GAAP	$(27,976)	$16,095	$(5,090)
Plus: Stock-based compensation expense	32,727	5,380	4,826
Plus: Charitable donation of Class A common stock	13,107	—	—
Plus: Internally developed software amortization	579	316	108
Plus: Transaction costs	2,834	—	—
Operating income (loss), non-GAAP	$21,271	$21,791	$(156)
Percentage of revenue:
Operating margin, GAAP	(19)%	16%	(10)%
Operating margin, non-GAAP	14%	22%	—%
Non-GAAP Free Cash Flow
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$16,253	$20,768	$2,422
Purchase of property and equipment	(393)	(399)	(573)
Capitalization of internally developed software	(1,452)	(874)	(779)
Non-GAAP free cash flow	$14,408	$19,495	$1,070
Contractual Obligations and Commitments
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2021:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$25,649	$3,559	$6,132	$5,845	$10,113
Unconditional purchase obligations (1)	15,000	5,000	10,000	—	—
Total	$40,649	$8,559	$16,132	$5,845	$10,113

(1) Unconditional purchase obligation relates to cloud-based services to support our infrastructure.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
See “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding contractual obligations and commitments.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, and accounting for business combinations, including purchase price allocations and valuations of acquired intangible assets and goodwill have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which we adopted as of January 1, 2018 on a modified retrospective basis. We generate revenue from providing our customers access to our platform. We recognize revenue when we transfer promised services in an amount that reflects the consideration we expect to be entitled to in exchange for those services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation.
The identification of distinct performance obligations in a contract requires judgment. Our performance obligations primarily include access to our platform and its different modules and implementation services associated with the platform. We believe that non-complex implementation services are generally distinct performance obligations while complex implementation services are generally combined with our platform services into one performance obligation.
The implementation fees in our contracts are generally variable. We estimate how many months it will take to implement the platform into the customer environment, including time to get restaurant franchise locations onboarded. This estimate is multiplied by the fixed monthly fee to determine the transaction price.
We allocate the transaction price of the contract to each distinct performance obligation based on a relative standalone selling price basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, internally approved pricing, and cost-plus expected margin guidelines related to the performance obligations.
We consider revenue recognition a critical accounting policy given focus by management and investors. However, although there are estimations required to recognize revenue, these estimates are not sensitive.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ materially from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. Valuation methodologies used to measure fair value include multiple-period excess earnings method under the income approach and the relief-from-royalty method of the income approach. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact our consolidated statements of (loss) income in periods subsequent to the acquisition through amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future.
Stock-Based Compensation
Accounting for stock-based compensation requires us to make a number of judgments, estimates, and assumptions. If any of our estimates prove to be inaccurate, our net (loss) income and operating results could be adversely affected.
We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units, or RSUs, granted to employees, directors, and non-employees, as well as stock purchased under our 2021 Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
We estimate the fair value of stock options granted to employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate, and (4) expected dividend yield. These assumptions are estimated as follows:
•Expected volatility. We estimate the volatility of our common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group.
•Expected term. We estimate the expected term based on the simplified method for employees and non-employees.
•Risk-free rate. The risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant, whose term is consistent with the expected life of the stock option.
•Expected dividend yield. Expected dividend yield is zero percent, as we have not paid and do not anticipate paying dividends on our common stock.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.48 - 6.07	5.50 - 6.08	5.09 - 10.00
Volatility	52% - 65%	43% - 66%	45% - 50%
Risk-free interest rate	0.50% - 1.06%	0.37% - 1.63%	1.60% - 2.50%
Dividend yield	0%	0%	0%
Fair value of underlying common stock	$16.78 - $30.02	$4.06 - $9.05	$2.66 - $3.76
We continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements
See “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for all recently issued standards impacting our consolidated financial statements.
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
As a smaller reporting company, we have been permitted to take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Beginning with our first 2022 quarterly report, we will no longer be a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with the Amended Loan Agreement with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2021, advances under the formula revolving line bear interest equal to the greater of (A) 0.75% above the Prime Rate then in effect; or (B) 5.00%. As of December 31, 2021, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 31, 2021, we had cash and cash equivalents of $514.4 million.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.

Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olo Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, NY
February 25, 2022

OLO INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$514,445	$75,756
Accounts receivable, net	42,319	45,641
Contract assets	568	356
Deferred contract costs	2,567	1,830
Prepaid expenses and other current assets	5,718	1,661
Total current assets	565,617	125,244
Property and equipment, net	3,304	2,241
Intangible assets, net	19,635	—
Goodwill	162,956	—
Contract assets, noncurrent	387	503
Deferred contract costs, noncurrent	3,616	3,346
Deferred offering costs	—	2,792
Other assets, noncurrent	361	298
Total assets	$755,876	$134,424
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,184	$9,104
Accrued expenses and other current liabilities	45,395	42,578
Unearned revenue	1,190	585
Redeemable convertible preferred stock warrant liability	—	19,735
Total current liabilities	48,769	72,002
Unearned revenue, noncurrent	3,014	435
Deferred rent, noncurrent	2,171	2,402
Other liabilities, noncurrent	172	329
Total liabilities	54,126	75,168
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.001 par value, zero and 60,509,120 shares authorized at December 31, 2021 and December 31, 2020, respectively; zero and 58,962,749 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	111,737
Stockholders’ equity (deficit):
Class A common stock, $0.001 par value; 1,700,000,000 and zero shares authorized at December 31, 2021 and December 31, 2020, respectively; 78,550,530 and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 79,149,659 and 22,320,286 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	158	22
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	813,166	16,798
Accumulated deficit	(111,574)	(69,301)
Total stockholders’ equity (deficit)	701,750	(52,481)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$755,876	$134,424
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Platform	$144,446	$92,764	$45,121
Professional services and other	4,922	5,660	5,570
Total revenue	149,368	98,424	50,691
Cost of revenue:
Platform	25,572	14,334	11,920
Professional services and other	5,258	4,334	3,666
Total cost of revenue	30,830	18,668	15,586
Gross Profit	118,538	79,756	35,105
Operating expenses:
Research and development	58,918	32,907	21,687
General and administrative	69,625	22,209	12,157
Sales and marketing	17,971	8,545	6,351
Total operating expenses	146,514	63,661	40,195
(Loss) income from operations	(27,976)	16,095	(5,090)
Other expenses, net:
Interest expense	—	(157)	(219)
Other income, net	77	28	36
Change in fair value of warrant liability	(18,930)	(12,714)	(2,959)
Total other expenses, net	(18,853)	(12,843)	(3,142)
(Loss) income before taxes	(46,829)	3,252	(8,232)
(Benefit) provision for income taxes	(4,556)	189	26
Net (loss) income and comprehensive (loss) income	$(42,273)	$3,063	$(8,258)
Accretion of redeemable convertible preferred stock to redemption value	(14)	(70)	(136)
Undeclared 8% dividend on participating securities	—	(2,993)	—
Net loss attributable to Class A and Class B common stockholders	$(42,287)	$—	$(8,394)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.34)	$—	$(0.48)
Diluted	$(0.34)	$—	$(0.48)
Weighted-average Class A and Class B common shares outstanding:
Basic	123,822,838	20,082,338	17,446,216
Diluted	123,822,838	20,082,338	17,446,216
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2018	49,308,568	$61,567	16,228,438	$16	$5,617	$(64,106)	$(58,473)
Issuance of common stock on exercise of stock options	—	—	2,137,682	2	440	—	442
Issuance of redeemable convertible preferred stock on exercise of warrants	63,308	198	—	—	—	—	—
Issuance of common stock on exercise of warrants	—	—	85,000	—	14	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	136	—	—	(136)	—	(136)
Stock-based compensation	—	—	—	—	4,843	—	4,843
Net loss	—	—	—	—	—	(8,258)	(8,258)
Balance as of December 31, 2019	49,371,876	$61,901	18,451,120	$18	$10,778	$(72,364)	$(61,568)
Issuance of common stock on exercise of stock options	—	—	4,151,519	4	2,093	—	2,097
Repurchase of common stock for withholding tax purposes	—	—	(282,353)	—	(1,421)	—	(1,421)
Issuance of redeemable convertible preferred stock	9,590,873	49,766	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	70	—	—	(70)	—	(70)
Stock-based compensation	—	—	—	—	5,418	—	5,418
Net income	—	—	—	—	—	3,063	3,063
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Reversal of deferred offering costs	—	—	—	—	1,145	—	1,145
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of redeemable convertible preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	345,836	—	13,107	—	13,107
Issuance of common stock under the Employee Stock Purchase Plan	—	—	139,885	—	2,831	—	2,831
Issuance of common stock as consideration for acquisition	—	—	3,460,168	4	96,640	—	96,644
Fair value of substituted stock options granted in connection with acquisition	—	—	—	—	5,943	—	5,943
Issuance of common stock on exercise of stock options	—	—	8,892,240	9	15,228	—	15,237
Vesting of restricted stock units	—	—	2,424	—	—	—	—
Stock-based compensation	—	—	—	—	30,129	—	30,129
Net loss	—	—	—	—	—	(42,273)	(42,273)
Balance as of December 31, 2021	—	$—	157,700,189	$158	$813,166	$(111,574)	$701,750
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net (loss) income	$(42,273)	$3,063	$(8,258)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,615	673	364
Stock-based compensation	29,880	5,380	4,826
Stock-based compensation in connection with vesting of Stock Appreciation Rights	2,847	—	—
Charitable donation of Class A common stock	13,107	—	—
Bad debt expense	364	614	164
Change in fair value of warrants	18,930	12,714	2,959
Loss on disposal of property and equipment	—	—	77
Deferred income tax benefit	(4,896)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,734	(31,526)	(7,230)
Contract assets	(96)	(130)	487
Prepaid expenses and other current assets	(2,837)	(158)	(263)
Deferred contract costs	(1,007)	(2,023)	(1,069)
Accounts payable	(6,820)	2,701	3,439
Accrued expenses and other current liabilities	1,603	29,294	5,572
Deferred rent	(232)	612	1,475
Unearned revenue	2,259	(446)	(121)
Other liabilities, noncurrent	75	—	—
Net cash provided by operating activities	16,253	20,768	2,422
Investing activities
Purchases of property and equipment, including capitalized software	(1,845)	(1,273)	(1,352)
Acquisition, net of cash acquired	(75,227)	—	—
Net cash used in investing activities	(77,072)	(1,273)	(1,352)
Financing activities
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	485,541	—	—
Cash received for employee payroll tax withholdings	46,956	—	—
Cash paid for employee payroll tax withholdings	(46,956)	—	—
Surrender of common stock for withholding tax purposes	—	(1,387)	—
Proceeds from line of credit	—	15,000	—
Repayment of line of credit	—	(18,500)	—
Proceeds from exercise of warrants	392	—	58
Payment of deferred finance costs	(136)	—	—
Payment of deferred offering costs	(4,124)	(2,154)	(143)
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	17,835	2,601	310
Proceeds from issuance of preferred stock	—	50,000	—
Costs incurred from issuance of preferred stock	—	(234)	—
Net cash provided by financing activities	499,508	45,326	225
Net increase in cash and cash equivalents	438,689	64,821	1,295
Cash and cash equivalents, beginning of year	75,756	10,935	9,640
Cash and cash equivalents, end of year	$514,445	$75,756	$10,935

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$393	$42	$21
Cash paid for interest	$—	$157	$214
Cash received for early exercise of stock options	$—	$561	$—
Supplemental disclosure of non-cash investing and financing activities
Common stock issued in connection with acquisition	$96,644	$—	$—
Fair value of substituted stock options granted in connection with acquisition	$5,943	$—	$—
Exercise of warrants classified as liabilities	$—	$—	$154
Accrued offering costs	$345	$348	$147
Vesting of early exercised stock options	$232	$368	$—
Accretion of redeemable convertible preferred stock to redemption value	$14	$70	$136
Employee receivables for options exercised	$—	$23	$132
Purchase of property and equipment	$30	$72	$100
Capitalization of stock-based compensation for internal-use software	$288	$38	$17
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Notes to Consolidated Financial Statements

1.Business
Olo Inc. was formed on June 1, 2005 in Delaware and is headquartered in New York City. On January 14, 2020, our Board of Directors and stockholders approved our name change from Mobo Systems, Inc. to Olo Inc. Unless the context otherwise indicates or requires, references to “we,” “us,” “our” and “the Company” shall refer to Olo Inc.
We are a leading open SaaS platform for restaurants powering the industry’s digital transformation. We are focused on enabling digital ordering, through the deployment of our white label e-commerce websites and applications and tools for digital Order Management. Our platform also provides Delivery Enablement solutions, as well as Customer Engagement and Front-of-House solutions. Our platform combines these solutions to provide restaurants with a holistic view of their digital business and enable them to own and manage their relationships with their customers.
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
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering of Class A common stock (“IPO”); (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a large accelerated filer.
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
2.Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Olo Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

OLO INC.
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, allowance for doubtful accounts, stock-based compensation including the determination of the fair value of our stock, fair value of warrant liabilities, realization of deferred tax assets, estimated life of our long lived assets, purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, valuation of goodwill, estimated standalone selling price of our performance obligations and estimated consideration for implementation services and transactional revenue in certain arrangements. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer, as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment, as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of December 31, 2021 and December 31, 2020, we did not have assets located outside of the United States and international revenue recognized during the years ended December 31, 2021, 2020, and 2019 was not material.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. As of December 31, 2021, no customer had a balance over 10% of our accounts receivable. As of December 31, 2020, 11% of our accounts receivable were due from one customer. For the years ended December 31, 2021, 2020, and 2019, one customer accounted for 18%, 21%, and 11% of our revenue, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. We consider all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents.
Accounts Receivable, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of an estimate for doubtful accounts based on a review of all outstanding amounts.
We maintain an allowance for doubtful accounts based upon an analysis of past credit history, the age of each outstanding invoice, and the current financial condition of our customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following summarizes our allowance for doubtful accounts activity as of December 31, 2021 and 2020 (in thousands):

OLO INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$631	$160	$60
Additions	364	614	164
Deductions - write offs	(338)	(143)	(64)
Balance at end of period	$657	$631	$160
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
We allocate costs capitalized for contracts to the related performance obligations and amortize these costs on a straight-line basis over the expected period of benefit of those performance obligations. We determined that commissions paid on renewals are commensurate with commissions paid on initial contracts. Accordingly, we amortize commissions on initial contracts over the contract period which is generally three years. We also amortize commissions on renewal contracts over the renewal contract period, which are generally between one to three years. Amounts expected to be recognized within one year of the balance sheets date are recorded as current deferred contract costs. The remaining portion is recorded as non-current deferred contract costs in the balance sheets. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
We periodically evaluate whether there have been any changes in our business, market conditions, or other events which would indicate that the amortization period should be changed, or if there are potential indicators of impairment. For the years ended December 31, 2021, 2020, and 2019, we have not identified any potential indicators of material impairment.
Deferred Offering Costs
All deferred offering costs, consisting of legal, accounting, printer, and filing fees related to our IPO, were subsequently offset against proceeds from the IPO upon the completion of the offering on March 19, 2021. Prior to the offering, $2.8 million of deferred offering costs were capitalized as of December 31, 2020.
Property and Equipment, Net
Property and equipment, net is recorded at cost, and presented net of accumulated depreciation. Cost and the related accumulated depreciation are deducted from the accounts upon retirement. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. No impairment was required on long-lived assets for the years ended December 31, 2021, 2020, and 2019.
Internal-Use Software
We capitalize certain qualified costs incurred in connection with the development of internal-use software. We evaluate the costs incurred during the application development stage of internal use software to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. As of December 31, 2021 and 2020 capitalized costs related to internal-use software of $3.4 million and $1.7 million, respectively, were included within property and equipment, net on the balance sheet, and such amounts are

OLO INC.
Notes to Consolidated Financial Statements
amortized on a straight-line basis over the estimated useful life of the software within platform cost of revenue. Amortization expense recorded for the years ended December 31, 2021, 2020, and 2019 was $0.6 million, $0.3 million, and $0.1 million, respectively. Associated with the capitalized balances as of December 31, 2021, we expect our annual amortization expense for internal-use software to be $0.6 million in 2022, $0.3 million in 2023, and $0.1 million in 2024.
Business Combinations
We account for acquisitions using the acquisition method of accounting and determine whether a transaction constitutes a business and is treated as a business combination or if the transaction does not constitute a business and is treated as an asset acquisition. The acquisition method of accounting requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including estimates of future revenue and adjusted earnings before interest and taxes and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Our estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings.
Transaction related expenses incurred in a business combination are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate of the consideration transferred and the amount recognized for non-controlling interest, if any, over the fair value of identifiable assets acquired and liabilities assumed in a business combination. We have no intangible assets, other than goodwill, with indefinite useful lives.
Intangible assets other than goodwill are comprised of acquired developed technology, customer relationships, and trademark. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.
We will review goodwill for impairment annually on October 1st (beginning day of the fourth quarter) of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income Taxes
Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We periodically review the recoverability of deferred tax assets recorded on the balance sheet and provide valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized.

OLO INC.
Notes to Consolidated Financial Statements
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
A two-step approach is applied in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Our policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense. We are required to file tax returns in the U.S. federal jurisdiction and various states.
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
The following summarizes assets and liabilities as of December 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$295,101	$—	$—
Total	$295,101	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$45,039	$—	$—
Redeemable convertible preferred stock warrant liability	—	—	19,735
Total	$45,039	$—	$19,735
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

OLO INC.
Notes to Consolidated Financial Statements
The fair value measurement of the redeemable convertible preferred stock warrant liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. We estimated the fair value of the liability using the intrinsic value of the warrants. The change in fair value was recognized as other expense in the accompanying consolidated statements of operations and comprehensive (loss) income. See “Note 12—Warrants” for information on the Level 3 inputs used to estimate the fair value of this liability. Prior to the IPO, all shares of our outstanding redeemable convertible preferred stock warrants were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the warrants exercised, converted into shares of Class B common stock.
Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Additionally, any recognized and measured identifiable assets acquired and liabilities assumed as a result of acquisition are estimated at their fair values on the date of acquisition.
Accretion of Redeemable Convertible Preferred Stock
Prior to conversion, the carrying value of the redeemable convertible preferred stock was accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. Increases to the carrying value of redeemable convertible preferred stock recognized in each period were charged to retained earnings, or in the absence of retained earnings, additional paid in capital.
Redeemable Convertible Preferred Stock Liability
Prior to the IPO, we issued freestanding warrants to purchase our redeemable convertible preferred stock. The redeemable convertible preferred stock warrants were recognized as liabilities at fair value on the accompanying consolidated balance sheet as of December 31, 2020 and subsequently exercised and converted into redeemable convertible preferred stock. Upon exercise we remeasured the warrants, adjusted the liability for changes in fair value, and recognized the change in fair value in the consolidated statement of operations and comprehensive (loss) income.
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
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when (or as) we satisfy a performance obligation
Sales taxes collected from customers and remitted to various governmental authorities are excluded from the measurement of the transaction price and presented on a net basis in our consolidated statements of operations. Any balance collected and not paid is reflected as a liability on the balance sheets.
Platform Revenue
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods. A majority of our platform revenue is derived from our Order Management solutions, which consist of our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules. The Order Management solutions comprise a stand-ready obligation to provide access to the platform that is satisfied over the contract term. Our contracts for the Order

OLO INC.
Notes to Consolidated Financial Statements
Management solutions provide for monthly fixed fees, or monthly fixed fees for a specified quantity of orders processed on the platform, plus monthly overage fees. We generally bill customers on a monthly basis, in arrears. We allocate the variable consideration related to the monthly overages to the distinct month during which the related services were performed, as those fees relate specifically to providing the Order Management solutions of the platform in the period and represent the consideration we are entitled to for providing access to the platform. As a result, the fixed monthly fees and monthly overages are included in the transaction price and recognized as revenue in the period in which the fees are generated.
We also generate platform revenue from our Delivery Enablement solutions, which include our Dispatch and Rails modules. Our Dispatch module enables our restaurant customers to offer, manage, and expand delivery to their customers. Our customers for the Dispatch module are both the restaurants and delivery service providers (“DSPs”). The Dispatch module connects restaurants with DSPs to facilitate the ordering and delivery of orders to the restaurants’ customers. We typically collect a per transaction fee from both the restaurant and the DSP. Revenue is recognized when we have arranged for a DSP to deliver the order to the end consumer.
Our Rails module allows our customers to control and manage menu availability and pricing and location information while directly integrating orders from third-party channels. Our performance obligation is a stand-ready obligation to provide access to the Rails module that is satisfied over the contract term. We typically receive a fee from the third-party channel for each transaction processed. No minimum monthly amounts or overage fees are charged to the third-party channel in these arrangements. Although we do not directly charge our Ordering customers for these transactions, the transactions count toward the specified quantity and overages activity used in determining our Ordering customers’ monthly Ordering revenue.
Subsequent to the Wisely Acquisition, we also generate revenue from our Customer Engagement and Front-of-House solutions. Our Customer Engagement solutions include our Marketing Automation, Sentiment, and Customer Data Platform modules. These solutions enable our customers to collect, analyze, and act on guest data to deepen guest relationships, boost revenue, and increase customer lifetime value (“CLV”). Our Front-of-House solutions consist of our Host module, which enables restaurants to streamline queued orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties. Both these solutions are a stand-ready obligation to provide access to the platform that is satisfied over the contract term which typically begins with a minimum one-year term. Our contracts for the Customer Engagement and Front-of-House solutions provide for monthly fixed fees and we generally bill customers on a monthly basis, in arrears. As a result, the monthly fixed fees are recognized as revenue in the period in which the fees are generated.
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

OLO INC.
Notes to Consolidated Financial Statements
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
Implementation services that require us to perform significant customization and modification of our platform to interface with the customer’s environment are not distinct from the platform. Since our Ordering customers can renew their agreements without paying for implementation again upon renewal, we consider the discounted fees at renewal to provide a material right to the customer. That is, because the customer can renew the implemented service at a discount from the original transaction price, we considered the discount to be a material right since it provides the customer a significant discount to future services. Our obligation to provide future services at a discount is accounted for as a separate performance obligation. Accordingly, we recognize the fair value of the material right over the expected customer life, which commences when the implementation services are complete and the customer obtains access to the platform.
All other implementation services are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on the price at which the distinct good or service is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, internally approved pricing, and cost-plus expected margin guidelines related to the performance obligations.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized upon invoicing and payment will become due solely due to the passage of time. We record a contract asset when revenue is recognized prior to invoicing or payment is contingent upon transfer of control of another separate performance obligation. We record unearned revenue when revenue is recognized subsequent to cash collection. Unearned revenue that will be recognized during the succeeding 12-month period is recorded as current, and the remaining unearned revenue is recorded as non-current. Contract assets that will be billed to the customer during the succeeding 12-month period are recorded as current and the remaining contract assets are recorded as non-current.
Payment terms and conditions vary by contract type, although terms generally include a requirement for payment to be made within 30 days. We elected the practical expedient to not assess whether a significant financing component exists if the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is one year or less.
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software, amortization of developed technology and data center related costs and allocated overhead costs associated with delivering these services.
Professional services and other
Professional services and other cost of revenue consists primarily of the personnel costs of our deployment team associated with delivering these services and overhead allocations.
Research and Development Costs
Research and development expenses are expensed as incurred and primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their useful life.

OLO INC.
Notes to Consolidated Financial Statements
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing and other personnel costs, commissions, amortization of customer relationships, general marketing and promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period.
We expense all advertising costs when incurred. We incurred advertising expenses of approximately $1.3 million, $0.6 million, and $0.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. Advertising expense is recorded as a component of sales and marketing expenses in the consolidated statements of operations and comprehensive (loss) income.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, amortization of trademark, and other administrative functions. In addition, general and administrative expenses include insurance and travel-related expenses and allocated overhead.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”) granted to employees, directors, and non-employees, as well as stock purchased under our 2021 Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
Time-Based Service Awards
Our stock options generally vest ratably over a four-year period and the fair value of our awards is estimated on the date of grant using a Black-Scholes option pricing model. Awards with graded vesting features are recognized over the requisite service period for the entire award. The determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of our common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock. The fair value for RSUs is calculated based on the stock price on the date of grant and our RSUs generally vest ratably over a four-year period.
Prior to the IPO, the fair value of our shares of common stock underlying the awards was historically determined by our Board of Directors with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of common stock, transactions in our common stock, and general and industry specific economic outlooks, amongst other factors. After the completion of the IPO, the fair value of our common stock underlying the awards is determined based on the New York Stock Exchange (“NYSE”) closing price on the date of grant.
We derive the volatility for stock option awards from the average historical stock volatility of several peer public companies over a period equivalent to the expected term of the awards. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
For non-employee and employee awards granted, we estimate the expected term based on the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each award, since our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant whose term is consistent with the expected life of the award.

OLO INC.
Notes to Consolidated Financial Statements
Expected dividend yield is zero percent, as we have not paid, and do not anticipate paying, dividends on our Class A common stock or Class B common stock. Upon the exercise of a stock option award or the vesting of an RSU award, shares of either our Class A common stock or Class B common stock are issued from authorized but unissued shares.
Performance-Based Awards
We also have historically granted SARs that vest only upon the satisfaction of performance based conditions. The performance-based conditions are satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain change in control transactions, or (ii) an IPO. We record stock-based compensation expense for performance-based equity awards when the performance-based conditions are considered probable to be satisfied. Upon completion of the IPO during the year ended December 31, 2021, SARs were vested and settled, resulting in the issuance of 1,642,570 shares of Class B common stock. We recognized $2.8 million of compensation expense relating to SARs during the year ended December 31, 2021.
For performance-based SARs, we determine the grant-date fair value utilizing the valuation model as described above for time-based awards.
Leases
We categorize leases at their inception as either operating or capital. In the ordinary course of business, we entered into non-cancelable operating leases for office space. We recognize lease costs on a straight-line basis and treat lease incentives as a reduction of rent expense over the term of the agreement. The difference between cash rent payments and rent expense is recorded as a deferred rent liability, with the amount expected to be amortized within the next twelve months classified as a current liability. We subleased a portion of our office space and recognize rental income on a straight-line basis as an offset to rent expense within general and administrative costs. The difference between cash rent payments received and rental income is recorded within prepaid expenses and other current assets.
Net Income (Loss) Per Share Attributable to Common Shareholders
We compute net income (loss) per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income available to common stockholders for the period to be allocated between the common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

We consider our redeemable convertible preferred stock and Class B common stock issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on Class A and Class B common stock.

The holders of the redeemable convertible preferred stock and Class B common stock issued upon early exercise of stock options would be entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of Class A and Class B common stock, restricted Class A and Class B common stock, Class B common stock issued upon early exercise of stock options, and the holders of the redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into Class B common stock. These participating securities do not contractually require the holders of such shares to participate in our losses. As such, net losses for the periods presented were not allocated to our participating securities.

Basic net income (loss) per share attributable to Class A and Class B common stockholders is calculated by dividing the net income (loss) attributable to Class A and Class B common stockholders by the weighted-average number of shares of Class A and Class B common stock outstanding for the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which we reported net losses, diluted net loss per common share attributable to Class A and Class B common stockholders is the same as basic net loss per common share attributable to Class A and Class B common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

OLO INC.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-12 as required for the period that includes the year ended December 31, 2021. The most applicable provision is the requirement for entities to account for the income-based portion of a tax as an income tax for those taxes that are partially based on income. This provision and all other provisions did not have a material impact to the tax provision for the year ended December 31, 2021.
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Additional disclosures will be required to allow financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. On November 15, 2019, the FASB issued No. ASU 2019-10, Financial Instruments– Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,which deferred the effective date of the standard to fiscal years beginning after December 15, 2020. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Dates, which deferred the effective date of the standard for non-public companies to fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. We plan to adopt this standard as of the effective date January 1, 2022, using the practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired leases, and (iii) indirect costs for any existing leases. Additionally, any lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term and any non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component. The preliminary impact of our adoption, assuming no changes in our leasing arrangements, is estimated to result in the recognition of operating lease right of use assets of approximately $18 million and operating lease liabilities of approximately $20 million on January 1, 2022. We are continuing our assessment, which may identify additional impacts Topic 842 could have on our financial statements, through the end of the first quarter of 2022.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This guidance became effective for us beginning January 1, 2022. We have completed our initial assessment and do not expect adoption of the standard to have a material impact on our financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We plan to early adopt ASU No 2021-08 as of January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact our contract assets or liabilities prior to the adoption date.

OLO INC.
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$67,065	$4,922	$71,987
Transferred at a point in time	77,381	—	77,381
Total revenue	$144,446	$4,922	$149,368

	Year Ended December 31, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$44,754	$5,660	$50,414
Transferred at a point in time	48,010	—	48,010
Total revenue	$92,764	$5,660	$98,424

	Year Ended December 31, 2019
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$32,670	$5,570	$38,240
Transferred at a point in time	12,451	—	12,451
Total revenue	$45,121	$5,570	$50,691
Contract Balances
Contract Assets
As described in “Note 2–Significant Accounting Policies,” professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.0 million and $0.9 million as of December 31, 2021 and December 31, 2020, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the year ended December 31, 2021, we recognized $0.5 million of revenue related to contracts that were included in unearned revenue at December 31, 2020. During the year ended December 31, 2020, we recognized $0.8 million of revenue related to contracts that were included in unearned revenue at December 31, 2019.
As of December 31, 2021, our remaining performance obligations were approximately $40.0 million, approximately 42% of which we expect to recognize as revenue over the next 12 months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include (1)

OLO INC.
Notes to Consolidated Financial Statements
contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$5,176	$3,153
Capitalization of deferred contract costs	3,790	3,750
Amortization of deferred contract costs	(2,783)	(1,727)
Balance at end of period	$6,183	$5,176
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of December 31, 2021	As of December 31, 2020
Computer and office equipment	3 - 5	$1,800	$1,375
Capitalized software	3	3,392	1,653
Furniture and fixtures	10	386	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	374	374
Total property and equipment		5,952	3,788
Less: accumulated depreciation and amortization		(2,648)	(1,547)
Total property and equipment, net		$3,304	$2,241
Depreciation and amortization expense was approximately $1.1 million, $0.7 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. In connection with subleasing a portion of our office space, we recorded a $0.1 million loss on disposal within other income, net, for furniture and fixtures sold to the sub-tenant for the year ended December 31, 2019.
5.Acquisition
On October 21, 2021, we signed a definitive agreement to acquire all of the outstanding shares of Wisely Inc. (“Wisely”), a leading customer intelligence and engagement platform for restaurants. We believe Wisely’s Customer Engagement and Front-of-House solutions will complement our existing solution suite and will enhance our value to our customers. We closed the acquisition on November 4, 2021 for total consideration of approximately $177.8 million, consisting of $75.2 million in cash (net of cash acquired), $96.6 million of Class A common stock, and $5.9 million of substituted stock options granted in connection with the acquisition. The fair values of the Class A common stock and substituted stock options were based on a price per Class A common share of $27.93, which is equal to the closing price of our Class A common stock on the date of the transaction. As a result of the equity consideration component, we issued approximately 3.5 million shares of our Class A common stock and granted approximately 0.2 million fully vested stock options at the acquisition date. The fair value of the substituted options granted was based upon the estimated value of vested stock options held by Wisely employees immediately prior to the acquisition.

In contemplation of the acquisition, on October 1, 2021, we entered into a Convertible Promissory Note (“Note”) with Wisely in the amount of $7.0 million with a maturity date of September 30, 2022. The Note’s interest rate accrued at a 6% annual rate and our right to convert such Note into Wisely shares would occur upon the next equity financing, a liquidation event, or an initial public offering. The Note, which is reflected in the cash, net of cash acquired, portion of the acquisition

OLO INC.
Notes to Consolidated Financial Statements
consideration, was settled in conjunction with the close of the acquisition and because the Note was outstanding only for a short period of time, we considered the carrying value to equal the fair value.
The operating results of Wisely have been included in our consolidated statements of operations and comprehensive (loss) income since the acquisition date. Actual results of operations from the date of acquisition through December 31, 2021 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.
Purchase Price Allocation
The acquisition purchase consideration totaled $177.8 million which consisted of the following (in thousands):

Cash, net of cash acquired	$75,227
Issuance of Class A common stock	96,644
Fair value of substituted stock options	5,943
Total purchase price, net of cash acquired	$177,814
The acquisition was accounted for under the acquisition method in accordance with ASC 805. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Wisely as of November 4, 2021 (in thousands):

Initial Fair Value Estimate
Accounts receivable	$776
Other current assets (1)	1,145
Customer relationships	9,631
Developed technology	10,185
Trademark	336
Goodwill	162,956
Accrued liabilities (1)	(1,394)
Deferred revenue	(925)
Deferred tax liability, net	(4,896)
Total purchase price, net of cash acquired	$177,814

(1) Pursuant to the terms of the merger agreement, we recognized an indemnification asset of $1.0 million related to certain assumed liabilities at the acquisition date. The indemnification asset was measured and recognized on the same basis and at the same time as the indemnified liabilities. We will adjust the indemnified amount, as needed, in future reporting periods.
Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 17.0%.

Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 9.0% and a discount rate of 17.0%.

Trade name was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trade name, a pre-tax royalty rate of 0.5% and a discount rate of 17.0%.

The purchase price allocation resulted in the recognition of $163.0 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future

OLO INC.
Notes to Consolidated Financial Statements
synergies generated by integrating Wisely’s products with those in our existing platform. Accordingly, Wisely will be reported along with our historical solutions under the same operating segment. None of the goodwill is expected to be deductible for tax purposes.
We recorded $2.8 million in transaction related expenses, primarily related to transaction related compensation, advisory, legal, valuation, and other professional fees, for the year ended December 31, 2021. The transaction related expenses are recorded within the consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

Cost of revenue:
Platform	$9
Professional services and other	45
Total cost of revenue	54
Operating expenses:
Research and development	425
General and administrative	1,922
Sales and marketing	433
Total operating expenses	2,780
Total transaction costs	$2,834
We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, the working capital acquired. We do not expect the final fair value determination to result in material adjustments to the values presented in the preliminary purchase price allocation.
6.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Year Ended December 31,
2021
Balance as of the beginning of the period	$—
Acquisition	162,956
Balance as of the end of the period	$162,956
The gross book value and accumulated amortization of intangible assets, net, as of December 31, 2021 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.00	$10,185	$(297)	$9,888
Customer relationships	8.00	9,631	(201)	9,430
Trademark	3.00	336	(19)	317
Balance at December 31, 2021		$20,152	$(517)	$19,635

Amortization expense associated with the acquired intangible assets was $0.5 million for the year ended December 31, 2021. As of December 31, 2021, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

OLO INC.
Notes to Consolidated Financial Statements

2022	$2,999
2023	3,013
2024	2,995
2025	2,901
2026	2,901
Thereafter	4,826
Total	$19,635
No goodwill or intangible asset impairment losses were recognized during the year ended December 31, 2021. See “Note 5—Acquisition” for additional information on the acquisition of Wisely.
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Prepaid software licensing fees	$1,888	$855
Other	3,830	806
Total prepaid expenses and other current assets	$5,718	$1,661
8.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Accrued delivery service partner fees	$35,441	$34,067
Accrued compensation and benefits	3,789	5,168
Other	4,359	2,434
Professional and consulting fees	1,806	909
Total accrued expenses and other current liabilities	$45,395	$42,578

OLO INC.
Notes to Consolidated Financial Statements
9.Line of Credit
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank for a revolving line of credit with a maturity date of May 15, 2013. Since the original agreement, we amended and restated the agreement in February 2020 (the “Loan Agreement”), and have executed subsequent amendments to extend the maturity date until May 12, 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (i) 0.75% above Pacific Western Bank’s prime rate then in effect; or (ii) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty.
In April 2021, we amended the Loan Agreement with Pacific Western Bank, or the First Amendment and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants, which reset each annual period. In May 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement. See “Note 14—Commitments and Contingencies” for further details.
In August 2021, we amended our Loan Agreement (the “Second Amendment”) to maintain minimum cash deposits with Pacific Western Bank equal to the lesser of $75.0 million or an amount equal to 50% of all of our cash deposits with any bank, and to extend certain reporting requirements from 30 to 45 days after each quarter end.
In December 2021 and in connection with the Wisely Acquisition, we further amended our Loan Agreement (the “Third Amendment and Joinder”) to reflect Wisely LLC as an additional borrower. The foregoing description of the material terms of the Third Amendment and Joinder does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Third Amendment and Joinder, which we have filed as an exhibit to this Annual Report on Form 10-K. We refer to the Loan Agreement, as amended, as the “Amended Loan Agreement.”
As of December 31, 2021, we had $8.6 million available under the Amended Loan Agreement, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. See “Note 14—Commitments and Contingencies” for further details on the letters of credit. As of December 31, 2021, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. No interest was incurred during the year ended December 31, 2021 related to the Amended Loan Agreement. The interest rate applicable on the outstanding balance as of December 31, 2020 was 5.00%. Our obligations under the Amended Loan Agreement are secured by substantially all of our assets.
The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends or redeem or repurchase any capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants. We were in compliance with these covenants as of December 31, 2021.
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
Interest expense related to the line of credit was immaterial for the year ended December 31, 2021. Interest expense related to the line of credit was $0.2 million for both the years ended December 31, 2020 and 2019. Deferred financing costs

OLO INC.
Notes to Consolidated Financial Statements
related to the Loan Agreement and amendments thereto were capitalized and are included within other current and non-current assets as of December 31, 2021.
10.Stockholders’ Equity (Deficit)
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
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Redeemable convertible preferred stock	—	98,514,932
Redeemable convertible preferred stock warrants	—	1,682,847
Shares available for grant under employee stock purchase plan	3,760,115	—
Shares available for grant under stock option plan	18,994,572	1,687,947
Restricted stock units	1,082,980	—
Options issued and outstanding under stock option plan	36,716,816	40,807,939
Total common stock reserved for future issuance	60,554,483	142,693,665
Redeemable Convertible Preferred Stock
All of our shares of outstanding redeemable convertible preferred stock converted into shares of Class B common stock upon completion of the IPO. As of December 31, 2020, redeemable convertible preferred stock, authorized, issued, outstanding and liquidation values are as follows (in thousands, except share and per share amounts):

OLO INC.
Notes to Consolidated Financial Statements

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Redemption Price/Liquidation Preference	Redemption Value/Liquidation Preference
Series A	696,235	696,235	$957	$1.38	$957
Series A-1	3,713,616	3,698,452	6,092	1.65	6,092
Series B	8,184,548	8,184,548	5,854	0.70	5,700
Series C	14,151,361	12,620,154	8,760	0.70	8,789
Series D	24,172,487	24,172,487	40,276	1.67	40,350
Series E	9,590,873	9,590,873	49,798	5.21	50,000
Total	60,509,120	58,962,749	$111,737		$111,888
Charitable Contributions

We donated 345,836 shares of our Class A common stock to a charitable donor-advised fund and recognized $13.1 million as a non-cash general and administrative expense in our consolidated statement of operations and comprehensive (loss) for the year ended December 31, 2021. In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to this fund in conjunction with our Olo for Good initiative. We expect to donate 1/10th of the total remaining approved shares into the fund on each anniversary of such date for the next eight years.
11.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our Board of Directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and collectively, “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock, and RSUs, to employees, directors, consultants, and advisors.
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a greater than 10.0% stockholder) and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by our Board of Directors; provided, however, that (i) the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years.
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying consolidated balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 120,088 and 204,850 early exercised shares outstanding as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, there is a liability in the amount of $0.3 million, of which $0.2 million was recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months, and $0.1 million was recorded in other liabilities, non-current, because vesting is beyond the next 12 months.
On March 13, 2021, our Board of Directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for an annual cash retainer for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, and nominating and corporate governance committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the board of directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period. Certain non-employee directors who had served for at least six months prior to the IPO effective date and did not have unvested equity awards were granted 39,870 RSU awards on March 17, 2021 with a total value of approximately $1.0 million, which will fully vest on the day immediately prior to our next annual meeting of stockholders.

OLO INC.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, the maximum number of shares authorized for issuance to participants under the Plans is 20,615,612 and 46,170,691, respectively. As of December 31, 2021 and 2020, the number of shares available for issuance to participants under the Plans is 18,994,572 and 1,687,947, respectively.
During the year ended December 31, 2021 and 2020, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the year ended December 31, 2021. The aggregate intrinsic value of the SARs as of December 31, 2020 was $17.7 million.
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the year ended December 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	1,108,560	27.79
Vested	(2,424)	30.44
Forfeited and canceled	(23,156)	29.92
Unvested at December 31, 2021	1,082,980	$27.70
The total fair value of RSUs vested during year ended December 31, 2021 was immaterial. Future stock-based compensation for unvested RSUs awarded as of December 31, 2021 is approximately $28.0 million and will be recognized over a weighted-average period of 3.71 years.
Stock Options
The following summarizes our stock option activity for the periods indicated (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2018	35,053,150	$1.07	6.16	$53,676
Granted	4,171,766	2.65
Exercised	(2,137,682)	0.20
Forfeited and canceled	(817,003)	1.04
As of December 31, 2019	36,270,231	$1.31	5.81	$96,377
Granted	7,819,371	4.13
Exercised	(4,151,519)	0.51
Forfeited and canceled	(776,645)	2.75
As of December 31, 2020	39,161,438	$1.93	5.89	$347,574
Granted (1)	7,314,046	10.35
Exercised	(8,892,240)	1.71
Forfeited and canceled	(866,428)	6.55
Vested and expected to vest as of December 31, 2021	36,716,816	$3.55	5.76	$633,730
Exercisable as of December 31, 2021	26,185,527	$1.98	4.59	$493,115

(1) Includes 224,882 shares of outstanding fully vested substituted stock options that were granted upon acquisition of Wisely. The weighted average exercise price of options substituted was $1.50 per share and the weighted average grant date fair value on the date of substitution was $27.93 per share.

OLO INC.
Notes to Consolidated Financial Statements
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and grant date fair value of options vested for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value of options granted	$10.17	$3.82	$1.59
Intrinsic value of options exercised	$246,238	$17,814	$6,120
Total grant date fair value of options vested	$43,769	$12,684	$3,310
Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2021 is $69.0 million and will be recognized over a weighted-average period of 2.84 years.
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.48 - 6.07	5.50 - 6.08	5.09 - 10.00
Volatility	52% - 65%	43% - 66%	45% - 50%
Risk-free interest rate	0.50% - 1.06%	0.37% - 1.63%	1.60% - 2.50%
Dividend yield	0%	0%	0%
Fair value of underlying common stock	$16.78 - $30.02	$4.06 - $9.05	$2.66 - $3.76
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our ESPP. The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in December 2021 and ends in June 2022. For the year ended December 31, 2021, we recorded approximately $1.3 million of compensation expense associated with our ESPP.
Equity Awards Granted in Acquisition

In connection with the acquisition of Wisely, we issued stock options that were granted to Wisely employees and were fully vested and outstanding on the acquisition date under the Wisely 2019 Plan. The stock options will be settled in shares of our Class A common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under the Wisely 2019 Plan.

OLO INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, SARs, and ESPP charges, by line item within the consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue - platform	$2,705	$556	$253
Cost of revenue - professional services and other	474	124	46
Research and development	11,283	1,497	814
General and administrative	16,137	2,827	3,493
Sales and marketing	2,128	376	220
Total stock-based compensation expense	$32,727	$5,380	$4,826
12.Warrants
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
The following table summarizes the activity of the redeemable convertible preferred stock warrants since December 31, 2020:

	Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2020	Warrants Exercised in The Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021
Series A-1	2012	5/14/2022	$0.17	151,640	151,640	—
Series C	2014	10/10/2024	0.70	562,241	562,241	—
Series C	2016	1/12/2026	—	968,966	968,966	—
Total				1,682,847	1,682,847	—
The estimated fair value of the redeemable preferred stock underlying the warrants was approximately $12.77 per share as of December 31, 2020.
At December 31, 2020, given the significant increase in fair value of each series of redeemable convertible preferred stock relative to the warrant’s exercise price, we estimated the preferred stock warrant liability using the intrinsic value of each warrant, as the warrants were significantly in-the-money and the Black-Scholes input had a de minimis impact on their value. For the year ended December 31, 2021, we recorded a fair value adjustment of approximately $18.9 million using the intrinsic value of each warrant on the date of the conversion immediately prior to the IPO, as the warrants were significantly in-the-money and the Black-Scholes input have a de minimis impact on their value.

OLO INC.
Notes to Consolidated Financial Statements
The following table represents the activity of the redeemable convertible preferred stock warrant liability (in thousands):

Fair Value
Balance at December 31, 2019	$7,021
Change in fair value	12,714
Balance at January 1, 2021	19,735
Change in fair value	18,930
Exercise of warrants	(38,665)
Balance at December 31, 2021	$—
13.Income Taxes
The provision for income taxes consists of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax provision:
Federal	$—	$—	$—
State	340	189	26
Total current income tax provision	340	189	26
Deferred income tax provision:
Federal	(4,056)	—	—
State	(840)	—	—
Total deferred income tax benefit	(4,896)	—	—
Total income tax (benefit) provision	$(4,556)	$189	$26
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.00%	21.00%	21.00%
Change in fair value of warrant	(8.53)	82.10	—
State and local taxes, net of federal benefit	8.63	6.32	(0.18)
Acquisition-related deferred tax liability	10.51	—	—
Valuation allowance	(90.05)	(107.62)	(9.35)
Stock-based compensation	86.84	4.50	(3.65)
Executive compensation	(16.81)	—	—
Other	(1.86)	(0.47)	(8.14)
Total provision and effective tax rate	9.73%	5.83%	(0.32)%
The difference between income taxes at the U.S. federal statutory income tax rate of 21% and the amounts reported primarily relates to stock-based compensation, offset by the valuation allowance and the reduction of the valuation allowance due to excess deferred tax liability resulting from the Wisely acquisition.

OLO INC.
Notes to Consolidated Financial Statements
Income Taxes
The components of our net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$672	$1,244
Deferred rent	520	609
Stock-based compensation	2,503	1,184
Net operating losses	54,505	8,365
Tax credits	1,331	1,331
Charitable stock donation	3,187	—
Other	160	174
Total deferred tax assets	62,878	12,907
Less valuation allowance	(56,291)	(10,868)
Net deferred tax assets	6,587	2,039
Unearned revenue	(91)	(209)
Intangible assets	(4,791)	—
Deferred contract costs	(1,502)	(1,330)
Property and equipment	(203)	(500)
Net deferred tax liabilities	(6,587)	(2,039)
Total net deferred tax assets (liabilities)	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry-back and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. Accordingly, a full valuation allowance has been established as of December 31, 2021 and 2020, and no deferred tax assets and related tax benefits have been recognized in the accompanying consolidated financial statements. The valuation allowance increased $45.4 million during the year ended December 31, 2021 and decreased $4.2 million during the year ended December 31, 2020 from the valuation allowances that were recorded as of December 31, 2020 and 2019, respectively. We recorded a benefit for income taxes for the year ended December 31, 2021 in the amount of $4.9 million primarily resulting from the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Wisely. We maintain a full valuation allowance on our net federal and state deferred tax assets for both years ended December 31, 2021 and 2020, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
As of December 31, 2021 and 2020, we had approximately $218.1 million and $31.7 million of federal net operating losses, respectively. Approximately $14.3 million of the federal net operating losses will expire at various dates beginning in 2032 through 2037 if not utilized, while the remaining amount will have an indefinite life.
As of December 31, 2021 and 2020, we had approximately $149.7 million and $26.2 million of state net operating losses, respectively. Of the state net operating losses, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2040. The federal research and development tax credits are approximately $1.3 million as of December 31, 2021 and 2020. The federal research credits will begin to expire in 2027.

OLO INC.
Notes to Consolidated Financial Statements
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.
We file U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. We had not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2021, 2020, and 2019. The unrecognized tax benefits at December 31, 2021 and 2020 are not material.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act and related notices include several significant provisions. One provision permits employers to defer payment of the employer share of Social Security payroll taxes they otherwise would be responsible for paying in 2020, effective for such payments due after the date the Act was signed into law. Fifty percent of the deferred payroll taxes were due on December 31, 2021, and the remaining amounts are due on December 31, 2022. The full amount of payroll taxes in respect of the year ended December 31, 2020 were paid during the year ended December 31, 2021. We do not expect the other provisions in the CARES Act to have a material impact on our financial results. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
On December 31, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Consolidated Appropriations Act is retroactively applied to the original date of the CARES Act. Like the CARES Act, under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the Consolidated Appropriations Act needed to be accounted for in the year ended December 31, 2021. We evaluated the provisions of the Consolidated Appropriations Act and determined that there was no material impact for the year ended December 31, 2021.
14.Commitments and Contingencies
Commitments
We have a non-cancelable operating lease for our headquarters in New York City (“Headquarter Lease”) that expires in 2030. Total rental payments to be paid over the course of the lease are approximately $28.8 million, which excludes our option to exercise a renewal for an additional five years commencing on the last day of the initial term. We received a rent abatement for the first eleven months of the lease arrangement. Upon the conclusion of the abatement period, annual rental payments are consistent for five years and then increase 6% for the remaining five years. We were also required to issue a letter of credit in the amount of $1.4 million as a security deposit to the landlord. We also sublease a portion of our former office space which, in connection with the signing of the Headquarter Lease, we ceased using. Rental income escalates yearly and ranges from approximately $0.3 million to $0.4 million annually for total rental income over the sublease term of $1.3 million. As the rental income is expected to exceed our remaining lease obligations, we will continue to record our remaining lease obligations over the course of the initial lease term which expires May 2030. The sublease expires in March 2023.
Rent expense, excluding sublease income, for the years ended December 31, 2021, 2020, and 2019 was $3.3 million, $3.3 million, and $2.2 million, respectively. Rental income for the years ended December 31, 2021, 2020, and 2019 was $0.3 million, $0.3 million, and $0.2 million, respectively.

OLO INC.
Notes to Consolidated Financial Statements
The following represents our future minimum payments under non-cancelable leases for operating facilities as of December 31, 2021 for each of the next five years and thereafter (in thousands):

2022	$3,559
2023	3,352
2024	2,780
2025	2,885
2026	2,960
Thereafter	10,113
Total	$25,649
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
As previously disclosed in the final prospectus for our IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on March 18, 2021, on or about October 21, 2020, DoorDash filed a lawsuit against us in New York State Supreme Court, New York County, in a dispute over fees charged to DoorDash. On April 22, 2021, we entered into a definitive settlement agreement with DoorDash. Pursuant to the settlement, we and DoorDash agreed to a dismissal of this case in full without any amounts payable by us to DoorDash in connection with the settlement. Additionally, the parties exchanged releases. On April 22, 2021, we entered into a Restated Delivery Network Agreement (the “Restated Agreement”) with DoorDash, which replaced and superseded the Delivery Network Agreement and Rails Network Addendum, dated March 30, 2017, as previously amended on November 15, 2017 and November 12, 2020, between us and DoorDash. Under the terms of the Restated Agreement, we agreed to issue DoorDash a letter of credit in the amount of $25.0 million to guarantee any future unpaid amounts owed to DoorDash under the Restated Agreement, principally related to our Dispatch module where our restaurant customers are the merchant of record and we collect funds from our restaurant customers. The letter of credit was issued on May 6, 2021. In the event that the letter of credit is drawn down by DoorDash pursuant to the terms of the Restated Agreement, we must increase the amount of such letter of credit up to a maximum of three times during the term so that the available, undrawn amount is once more in the amount of $25.0 million. See “Note 9—Line of Credit” for further details.
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

OLO INC.
Notes to Consolidated Financial Statements
15.Net (Loss) Income per Share Attributable to Common Stockholders
A reconciliation of net (loss) income available to common stockholders and the number of shares in the calculation of basic (loss) income per share is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income and comprehensive (loss) income	$(42,273)	$3,063	$(8,258)
Less: accretion of redeemable convertible preferred stock to redemption value	(14)	(70)	(136)
Less: undeclared 8% non-cumulative dividend on participating securities	—	(2,993)	—
Net loss attributable to Class A and Class B common stockholders—basic	$(42,287)	$—	$(8,394)
Accretion on redeemable preferred stock	14	—	136
Net loss attributable to Class A and Class B common stockholders—diluted	$(42,273)	$—	$(8,258)

	Year Ended December 31,
	2021	2020	2019
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	123,822,838	20,082,338	17,446,216
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.34)	$—	$(0.48)
The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	98,514,932	88,918,857
Outstanding stock options	36,716,816	40,603,089	20,905,665
Outstanding shares estimated to be purchased under ESPP	129,015	—	—
Outstanding SARs	—	1,646,501	1,646,501
Outstanding redeemable convertible preferred stock warrants	—	1,682,847	1,485,613
Outstanding common stock warrants	—	—	53,516
Outstanding restricted stock units	1,082,980	—	—
Total	37,928,811	142,447,369	113,010,152
16.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including one of our executive officers who serves on the board of one of these companies and receives an annual cash retainer for service on such board. During the years ended December 31, 2021 and 2020, we generated approximately $1.1 million and $1.0 million of revenue, respectively, from customers identified as related parties. As of December 31, 2021, the outstanding accounts receivable from the related parties was $0.3 million. As of December 31, 2020, the outstanding accounts receivable from the related parties was $0.4 million.

OLO INC.
Notes to Consolidated Financial Statements
17.Subsequent Events
On February 20, 2022, we signed a definitive agreement to acquire all of the outstanding shares of Omnivore Technologies, Inc, a restaurant technology provider that connects restaurants’ Point of Sale systems with technologies that improve efficiency and increase profitability. We expect to pay approximately $50 million in cash as consideration for this transaction. The transaction is expected to close by the end of the first quarter of 2022 and is subject to the satisfaction of customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Material Weakness
We identified a material weakness in our internal control over financial reporting related to the lack of properly designed controls around complex technical accounting matters within our financial statement close process. We have concluded that this material weakness arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Accordingly, we have determined that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.
Remediation Plans
We have commenced measures to remediate the identified material weakness. Specifically, we have:
•initiated the process of implementing a new revenue recognition system which will significantly reduce the number of manual controls currently required to recognize revenue;
•engaged external resources to assist with remediation efforts and internal control execution as well as to provide additional training to existing personnel; and
•hired additional internal resources with appropriate knowledge and technical expertise to effectively operate financial reporting processes and internal controls.
We intend to continue to take steps to remediate the material weakness described above and further evolve our accounting processes and internal resources. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional remediation time.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

4.2
Amended and Restated Investors’ Rights Agreement, dated as of April 28, 2020, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

4.3	Description of Capital Stock.	Filed herewith

10.1	Amended and Restated Non-Employee Director Compensation Policy, dated December 21, 2021.	Filed herewith

10.2	Third Amendment and Joinder to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely LLC, and Pacific Western Bank, dated December 9, 2021.	Filed herewith

10.3
Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.4	Agreement of Lease, dated March 14, 2014, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.5
Lease Agreement between WTC Tower 1 LLC and the Registrant, dated as of June 11, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.6+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.7+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.8+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.9+
Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.10+
Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.11+
Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.12+
Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.13+
Forms of Indemnity Agreement entered into by and between Registrant and each director and executive officer (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.14+
Amended and Restated Employment Agreement, by and between Registrant and Noah Glass, dated January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.15+
Amended and Restated Employment Agreement, by and between Registrant and Nithya B. Das, dated January 1, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.16+
Amended and Restated Employment Agreement, by and between Registrant and Marty Hahnfeld, dated January 1, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.17+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.18+	Executive Bonus Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.19† #
Delivery Network Agreement, dated March 30, 2017, by and between the Registrant and DoorDash, Inc., as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.20† #
Restated Delivery Network Agreement, dated April 22, 2021, by and between the Registrant and DoorDash, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.21
First Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.22#
Standby Letter of Credit, by and among the Registrant, Pacific Western Bank and DoorDash Inc., as beneficiary, dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.23
Second Amendment to Amended and Restated Loan and Security Agreement, by and between Olo Inc. and Pacific Western Bank, dated August 13, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on November 9, 2021).
November 9, 2021

21.1	List of subsidiaries of the registrant.	Filed herewith

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

+	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olo Inc.

February 25, 2022	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Noah H. Glass and Peter Benevides, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2022	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer); Director
February 25, 2022	____________________/s/ Peter Benevides_____________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)
February 25, 2022	___________________/s/ Brandon Gardner_____________________ Brandon Gardner Director
February 25, 2022	_____________________/s/ David Frankel_____________________ David Frankel Director
February 25, 2022	_____________________/s/ Russell Jones____________________ Russell Jones Director
February 25, 2022	_____________________/s/ Daniel Meyer_____________________ Daniel Meyer Director
February 25, 2022	_____________________/s/ Colin Neville_____________________ Colin Neville Director
February 25, 2022	______________/s/ James D. Robinson IV_____________________ James D. Robinson IV Director
February 25, 2022	__________________/s/ Linda Rottenberg_____________________ Linda Rottenberg Director
February 25, 2022	_______________/s/ Zuhairah Washington_____________________ Zuhairah Washington Director