Form 10-Q
period 2022-03-31
Olo Inc.
filed 2022-05-10
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2022, 91,145,552 shares of the registrant’s Class A common stock and 69,027,693 shares of registrant’s Class B common stock were outstanding.

OLO INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, or ARPU, ending active locations and dollar-based net revenue retention, or NRR;
•the durability of the growth we have experienced in the recent past due to the COVID-19 pandemic and the associated government-imposed restrictions on consumer preferences for digital ordering and customer adoption of multi-modules;
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
•the effects of the COVID-19 pandemic or other public health crises, macroeconomic conditions, such as inflation, or overall market uncertainty;
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
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Unless the context otherwise indicates, references in this report to the terms “Olo,” “the Company,” “we,” “our,” and “us” refer to Olo Inc.

“Olo” and other trade names and trademarks of ours appearing in this Quarterly Report on Form 10-Q are our property. This Quarterly Report on Form 10-Q contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$463,733	$514,445
Accounts receivable, net of allowances of $677 and $657, respectively	47,410	42,319
Contract assets	474	568
Deferred contract costs	2,551	2,567
Prepaid expenses and other current assets	9,763	5,718
Total current assets	523,931	565,617
Property and equipment, net	5,873	3,304
Intangible assets, net	24,713	19,635
Goodwill	207,607	162,956
Contract assets, noncurrent	521	387
Deferred contract costs, noncurrent	3,390	3,616
Operating lease right-of-use assets	17,920	—
Other assets, noncurrent	356	361
Total assets	$784,311	$755,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,360	$2,184
Accrued expenses and other current liabilities	49,572	45,395
Unearned revenue	3,924	1,190
Operating lease liabilities, current	2,594	—
Total current liabilities	59,450	48,769
Unearned revenue, noncurrent	2,050	3,014
Operating lease liabilities, noncurrent	17,680	—
Other liabilities, noncurrent	126	2,343
Total liabilities	79,306	54,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at March 31, 2022 and December 31, 2021; 89,660,186 and 78,550,530 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at March 31, 2022 and December 31, 2021; 70,027,999 and 79,149,659 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	160	158
Preferred stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	827,928	813,166
Accumulated deficit	(123,083)	(111,574)
Total stockholders’ equity	705,005	701,750
Total liabilities and stockholders’ equity	$784,311	$755,876
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Platform	$41,466	$34,923
Professional services and other	1,290	1,200
Total revenue	42,756	36,123
Cost of revenue:
Platform	11,024	5,607
Professional services and other	1,778	1,243
Total cost of revenue	12,802	6,850
Gross Profit	29,954	29,273
Operating expenses:
Research and development	16,825	14,456
General and administrative	17,961	18,454
Sales and marketing	8,070	3,836
Total operating expenses	42,856	36,746
Loss from operations	(12,902)	(7,473)
Other income (expenses), net:
Other income (expense), net	58	(18)
Change in fair value of warrant liability	—	(18,930)
Total other income (expenses), net	58	(18,948)
Loss before income taxes	(12,844)	(26,421)
(Benefit) provision for income taxes	(1,335)	36
Net loss and comprehensive loss	$(11,509)	$(26,457)
Accretion of redeemable convertible preferred stock to redemption value	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(11,509)	$(26,471)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.07)	$(0.63)
Diluted	$(0.07)	$(0.63)
Weighted-average Class A and Class B common shares outstanding:
Basic	159,190,371	41,855,757
Diluted	159,190,371	41,855,757
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share and share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	157,700,189	$158	$813,166	$(111,574)	$701,750
Issuance of common stock on exercise of stock options	—	—	1,851,334	2	2,305	—	2,307
Vesting of restricted stock units	—	—	136,662	—	—	—	—
Stock-based compensation	—	—	—	—	12,457	—	12,457
Net loss	—	—	—	—	—	(11,509)	(11,509)
Balance as of March 31, 2022	—	$—	159,688,185	$160	$827,928	$(123,083)	$705,005

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities
Net loss	$(11,509)	$(26,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,109	260
Stock-based compensation	11,708	5,402
Stock-based compensation in connection with vesting of Stock Appreciation Rights	—	2,847
Charitable donation of Class A common stock	—	5,125
Bad debt expense	248	88
Change in fair value of warrants	—	18,930
Amortization of operating lease right-of-use assets	552	—
Deferred income tax benefit	(1,421)	—
Impairment of internal-use software	475	—
Changes in operating assets and liabilities:
Accounts receivable	(4,888)	(2,390)
Contract assets	(40)	(425)
Prepaid expenses and other current assets	(3,515)	(1,014)
Deferred contract costs	242	(222)
Accounts payable	909	(6,772)
Accrued expenses and other current liabilities	4,186	8,524
Operating lease liabilities	(613)	—
Unearned revenue	1,687	371
Other liabilities, noncurrent	(19)	(58)
Net cash (used in) provided by operating activities	(889)	4,209
Investing activities
Purchases of property and equipment	(76)	(106)
Capitalized internal-use software	(2,462)	(72)
Acquisitions, net of cash acquired	(49,308)	—
Net cash used in investing activities	(51,846)	(178)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	—	485,541
Cash received for employee payroll tax withholdings	845	19,195
Cash paid for employee payroll tax withholdings	(845)	—
Proceeds from exercise of warrants	—	392
Payment of deferred offering costs	(226)	(448)
Proceeds from exercise of stock options	2,249	2,099
Net cash provided by financing activities	2,023	506,779
Net (decrease) increase in cash and cash equivalents	(50,712)	510,810
Cash and cash equivalents, beginning of period	514,445	75,756
Cash and cash equivalents, end of period	$463,733	$586,566
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$140	$4,476
Vesting of early exercised stock options	$58	$58
Accretion of redeemable convertible preferred stock to redemption value	$—	$14
Purchase of property and equipment on account	$70	$24
Capitalization of stock-based compensation for internal-use software	$749	$24
The accompanying notes are an integral part of these financial statements.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.Business
Olo Inc. was formed on June 1, 2005 in Delaware and is headquartered in New York City. On January 14, 2020, our Board of Directors and stockholders approved our name change from Mobo Systems, Inc. to Olo Inc. Unless the context otherwise indicates or requires, references to “we,” “us,” “our,” and “the Company” shall refer to Olo Inc.
We are an open SaaS platform for restaurants powering the industry’s digital transformation. Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct consumer relationships. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their consumers. Our platform and application programming interfaces seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct customer relationships, and collect, protect, and leverage valuable customer data.
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
Initial Public Offering
On March 19, 2021, we completed our IPO in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions. Upon completion of the IPO, $6.6 million of deferred offering costs, which consisted primarily of accounting, legal, and other fees related to our IPO, were reclassified into stockholders’ deficit as a reduction of the IPO proceeds.
Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock warrants were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. Additionally, upon completion of the IPO, stock appreciation rights (“SARs”) granted to employees vested and settled, resulting in the issuance of 1,642,570 shares of Class B common stock.
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The December 31, 2021 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but may not include all disclosures including certain footnotes required by U.S. GAAP on an annual reporting basis.
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of March 31, 2022 and our results of operations and comprehensive loss, our stockholders’ equity, and our cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior-year amounts have been reclassified to conform to the current year presentation.
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
We regularly assess these estimates, including but not limited to, allowance for doubtful accounts, stock-based compensation including the determination of the fair value of our stock-based awards, realization of deferred tax assets, estimated life of our long lived assets, purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, valuation of goodwill, estimated standalone selling price of our performance obligations, and estimated consideration for implementation services and transactional revenue in certain arrangements. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to our financial position and results of operations.
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. As of March 31, 2022, 14% of our accounts receivable were due from one customer. As of December 31, 2021, no customer had a balance over 10% of our accounts receivable. For the three months ended March 31, 2022 and 2021, one customer accounted for 13% and 25% of our revenue, respectively.
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
days. The accounts receivable balance at March 31, 2022 and December 31, 2021 included unbilled receivables of $0.3 million and $4.1 million, respectively.
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. Upon adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we analyzed our accounts receivable portfolio for significant risks, historical activity, and an estimate of future collectability to determine the amount that will ultimately be collected. This estimate is analyzed annually and adjusted as necessary or upon certain triggering events. Identified risks pertaining to our accounts receivable include the delinquency level, customer type, and current economic environment. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers.
The following summarizes our allowance for doubtful accounts activity (in thousands):

Balance at December 31, 2021	$657
Provision for expected credit losses	248
Writeoffs	(228)
Balance at March 31, 2022	$677
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
Intangible assets other than goodwill are comprised of acquired developed technology, customer relationships, and trademarks. At initial recognition, intangible assets acquired in a business combination or asset acquisition are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at acquisition date fair value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset.
We review goodwill for impairment annually on October 1st (beginning day of the fourth quarter) of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
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
The following summarizes assets and liabilities as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$295,152	$—	$—
Total	$295,152	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$295,101	$—	$—
Total	$295,101	$—	$—
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the three months ended March 31, 2021, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million, as more fully described in “Note 4—Property and Equipment.”
Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Leases
Prior to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, on January 1, 2022
We categorized leases at their inception as either operating or capital. In the ordinary course of business, we enter into non-cancelable operating leases for office space. We recognized lease costs on a straight-line basis and treated lease incentives as a reduction of rent expense over the term of the agreement. The difference between cash rent payments and rent expense was recorded as a deferred rent liability, with the amount expected to be amortized within the next twelve months classified as a current liability. We subleased a portion of our office space and recognize rental income on a straight-line basis as an offset to rent expense within general and administrative costs. The difference between cash rent payments received and rental income was recorded within prepaid expenses and other current assets.
Subsequent to the adoption of ASC 842 on January 1, 2022
We determine if an arrangement is a lease or contains a lease at inception. Our lease agreements are generally for office facilities, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. Our leases may also contain non-lease components such as payments of maintenance, utilities, and taxes, which we have elected to account for separately, as these amounts are readily determinable. At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of the minimum rental payments discounted using our incremental borrowing rate (“IBR”) over the lease term (or, if readily determinable, the rate implicit in the lease). The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives. We subleased a portion of our office space and recognize rental income on a straight-line basis as an offset to other leases costs, net within general and administrative expenses.
The lease term used to measure ROU lease assets and lease liabilities may include renewal options which are deemed reasonably certain to be exercised. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred. Our leases do not contain any material residual value guarantees or material restrictive covenants.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Additional disclosures are required to allow financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption.
We adopted and began applying the standard on January 1, 2022 using the modified retrospective approach and applied it to all existing leases as of the adoption date. We will continue to present prior period amounts under ASC 840, Leases. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which does not require us to reassess whether contracts that existed or expired prior to the adoption date contained an embedded lease, reassess historical lease classification, or evaluate initial direct costs for leases that were in effect at the adoption date. We did not elect the hindsight practical expedient related to determining the lease term.
As a result of implementing this guidance, we recognized $20.6 million in operating lease right-of-use assets as of January 1, 2022, and derecognized $2.4 million of previously recognized deferred rent. We also recorded $2.5 million in current operating lease liabilities and $18.1 million in operating lease liabilities, net of current portion in our condensed consolidated balance sheet as of January 1, 2022. The adoption of ASC 842 did not result in a cumulative-effect adjustment on retained earnings. See “Note 10—Leases” for additional details.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model results in more timely

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. We adopted this standard as of January 1, 2022. The adoption did not have a material impact on our condensed consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. Under prior guidance, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU No 2021-08 as of January 1, 2022 on a prospective basis and the adoption impact of the new standard was not material to our condensed consolidated financial statements. The standard did not impact our contract assets or liabilities prior to the adoption date.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$20,801	$1,290	$22,091
Transferred at a point in time	20,665	—	20,665
Total revenue	$41,466	$1,290	$42,756

	Three Months Ended March 31, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$14,543	$1,200	$15,743
Transferred at a point in time	20,380	—	20,380
Total revenue	$34,923	$1,200	$36,123
Contract Balances
Contract Asset
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.0 million for both periods ending March 31, 2022 and December 31, 2021.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the three months ended March 31, 2022, we recognized $0.5 million of revenue related to contracts that were included in unearned revenue at December 31, 2021. During the three months ended March 31, 2021, we recognized $0.1 million of revenue related to contracts that were included in unearned revenue at December 31, 2020.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2022, our remaining performance obligations were approximately $41.0 million, approximately 38% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2021	$6,183
Capitalization of deferred contract costs	586
Amortization of deferred contract costs	(828)
Balance at March 31, 2022	$5,941
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of March 31, 2022	As of December 31, 2021
Computer and office equipment	3 - 5	$1,933	$1,800
Capitalized internal-use software	3	6,128	3,392
Furniture and fixtures	10	413	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	384	374
Total property and equipment		8,858	5,952
Less: accumulated depreciation and amortization of internal-use software		(2,985)	(2,648)
Total property and equipment, net		$5,873	$3,304
Depreciation and amortization expense from property and equipment was approximately $0.3 million for each of the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we recorded a non-cash impairment charge of $0.5 million related to a portion of our internal-use software that was abandoned. This amount was recorded in research and development expenses within the condensed consolidated statement of operations and comprehensive loss.
5.Acquisitions
Omnivore Acquisition
On February 20, 2022, we signed a definitive agreement to acquire Omnivore Technologies, Inc., (“Omnivore”) a restaurant technology provider that connects restaurants’ Point of Sale systems with technologies that improve efficiency and increase profitability. We closed the acquisition on March 4, 2022 for total consideration of approximately $49.4 million in cash, net of cash acquired.
The operating results of Omnivore have been included in our consolidated statement of operations and comprehensive loss since the acquisition date. Actual results of operations from the date of acquisition through March 31, 2022

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Omnivore as of March 4, 2022 (in thousands):

Initial Fair Value Estimate
Accounts receivable	$451
Other current assets	148
Operating lease right-of-use asset	236
Property and equipment	24
Other assets, noncurrent	9
Customer relationships	1,290
Developed technology	4,410
Trademark	150
Goodwill	44,745
Accounts payable	(198)
Accrued expenses and other current liabilities	(101)
Unearned revenue	(83)
Operating lease liability, current	(81)
Operating lease liability, noncurrent	(177)
Deferred tax liability, net	(1,421)
Total purchase price, net of cash acquired	$49,402
Customer relationships were measured at fair value using the multiple-period excess earnings method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue and costs associated with existing customers, and a discount rate of 11.0%.
Developed technology was measured at fair value using the relief-from-royalty method of the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from existing technology, a pre-tax royalty rate of 20.0% and a discount rate of 11.0%.

Trademark was measured at fair value using the relief-from-royalty method under the income approach. Significant inputs used to measure the fair value include an estimate of projected revenue from the trademark, a pre-tax royalty rate of 1.0% and a discount rate of 11.0%.

The preliminary purchase price allocation resulted in the recognition of $44.7 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future synergies generated by integrating Omnivore’s products with those in our existing platform. Accordingly, Omnivore will be reported along with our historical solutions under the same operating segment. None of the goodwill is expected to be deductible for tax purposes.
We recorded $1.0 million in transaction related expenses, primarily related to transaction related compensation, advisory, legal, valuation, and other professional fees, for the three months ended March 31, 2022. The transaction related

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
expenses are recorded within the consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

Operating expenses:
Sales and marketing	79
General and administrative	929
Total transaction costs	$1,008
We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to, the working capital acquired.
Wisely Acquisition
On October 21, 2021, we signed a definitive agreement to acquire all of the outstanding shares of Wisely Inc. (“Wisely”), a customer intelligence and engagement platform for restaurants. We believe Wisely’s Customer Engagement and Front-of-House solutions complement our existing solution suite and enhance our value to our customers. We closed the acquisition on November 4, 2021 for total consideration of approximately $177.8 million, consisting of $75.2 million in cash (net of cash acquired), $96.6 million of Class A common stock, and $5.9 million of substituted stock options granted in connection with the acquisition. The fair values of the Class A common stock and substituted stock options were based on a price per Class A common share of $27.93, which is equal to the closing price of our Class A common stock on the date of the transaction. As a result of the equity consideration component, we issued approximately 3.5 million shares of our Class A common stock and granted approximately 0.2 million fully vested stock options at the acquisition date. The fair value of the substituted options granted was based upon the estimated value of vested stock options held by Wisely employees immediately prior to the acquisition.
We recorded $0.1 million in transaction related expenses, primarily related to legal and insurance fees, for the three months ended March 31, 2022 in general and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.
During the three months ended March 31, 2022, we decreased goodwill by $0.1 million as a result of finalizing our working capital acquired. We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date.
6.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$162,956
Adjustment to Wisely acquisition	(94)
Acquisition of Omnivore	44,745
Balance at March 31, 2022	$207,607
The gross book value and accumulated amortization of intangible assets, net, as of March 31, 2022 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.7	$14,595	$(738)	$13,857
Customer relationships	7.6	10,921	(502)	10,419
Trademark	2.7	486	(49)	437
Balance at March 31, 2022		$26,002	$(1,289)	$24,713

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense associated with intangible assets was $0.8 million for the three months ended March 31, 2022. As of March 31, 2022, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2022 (remaining)	$2,975
2023	3,967
2024	3,949
2025	3,813
2026	3,804
Thereafter	6,205
Total	$24,713
No goodwill or intangible asset impairment losses were recognized during the three months ended March 31, 2022. See “Note 5—Acquisitions” for additional information on the acquisitions of Omnivore and Wisely.
7.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Prepaid software licensing fees	$2,894	$1,888
Prepaid insurance	3,365	1,298
Other	3,504	2,532
Total prepaid expenses and other current assets	$9,763	$5,718
8.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued delivery service partner fees	40,124	35,441
Accrued compensation and benefits	3,565	4,189
Other	2,350	2,421
Professional and consulting fees	2,103	1,806
Accrued taxes	1,430	1,538
Total accrued expenses and other current liabilities	$49,572	$45,395
9.Line of Credit
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank for a revolving line of credit with a maturity date of May 15, 2013 (the “Loan Agreement”). Since the Loan Agreement, we amended and restated the agreement in February 2020, and have executed subsequent amendments to extend the maturity date until June 30, 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (i) 0.75% above Pacific Western Bank’s prime rate then in effect; or (ii) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty.
In April 2021, we amended the Loan Agreement and exercised our option to increase our available line of credit from $25.0 million to $35.0 million. Additionally, we amended our minimum EBITDA and minimum net revenue covenants,

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
which reset each annual period. In May 2021, we issued a letter of credit to DoorDash, Inc., or DoorDash, in the amount of $25.0 million in connection with our Restated Delivery Network Agreement.
In August 2021, we amended our Loan Agreement to maintain minimum cash deposits with Pacific Western Bank equal to the lesser of $75.0 million or an amount equal to 50% of all of our cash deposits with any bank, and to extend certain reporting requirements from 30 to 45 days after each quarter end.
In December 2021 and in connection with the Wisely Acquisition, we further amended our Loan Agreement to reflect Wisely LLC as an additional borrower.

In January 2022, we further amended our Loan Agreement (the “Fourth Amendment”) to extend the maturity date to May 12, 2022. In March 2022, we further amended our Loan Agreement (the “Fifth Amendment”) to provide consent for our acquisition of Omnivore and to set compliance thresholds for 2022. In May 2022, we further amended our Loan Agreement (the “Sixth Amendment”) to extend the maturity date to June 30, 2022. The foregoing description of the material terms of the Fourth Amendment, the Fifth Amendment, and Sixth Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Fourth Amendment and the Fifth Amendment, which we have filed as exhibits to this Quarterly Report on Form 10-Q, and with respect to the Sixth Amendment, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We refer to the Loan Agreement, as amended, as the “Amended Loan Agreement.”
As of March 31, 2022, we had $8.6 million available under the Amended Loan Agreement, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of March 31, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. Our obligations under the Amended Loan Agreement are secured by substantially all of our assets.
The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends or redeem or repurchase any capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants. We were in compliance with these covenants as of March 31, 2022.
The Amended Loan Agreement also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations, judgment defaults, inaccuracy of representations and warranties, and a material adverse change. Any default that is not cured or waived could result in the acceleration of the obligations under the credit facility, an increase in the applicable interest rate under the credit facility to a per annum rate equal to 5.00% above the applicable interest rate and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that is securing the credit facility.
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
There was no interest expense related to the Amended Loan Agreement for each of the three months ended March 31, 2022 and 2021. Deferred financing costs related to the Loan Agreement and amendments thereto were capitalized and are included within other current and non-current assets as of March 31, 2022.
10.Leases
We have non-cancelable operating leases for our headquarters in New York City (“Headquarters Lease”) that expires in May 2030 and for our former office that expires in September 2023. We sublease a portion of our former office space, which we ceased using in connection with the signing of the Headquarters Lease. The sublease expires in March 2023. As a result of the acquisition of Omnivore, we have a non-cancelable operating lease in Clearwater, Florida that expires in

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
January 2025. Our lease terms include periods under options to extend or terminate the leases. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
As disclosed in “Note 2—Significant Accounting Policies,” we adopted ASC 842 on January 1, 2022. We have elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions on expired or existing leases about lease identification, lease classification, and initial direct costs. Payments of maintenance, utilities, and taxes, are expensed as incurred and excluded from right-of-use assets and lease liabilities, and were immaterial for the three months ended March 31, 2022. Furthermore, we elected to not capitalize leases with a term of 12 months or less and recognize the lease expense for such leases on a straight-line basis over the lease term.
The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We determined our IBR by obtaining interest rates from various external financing sources and made certain adjustments to reflect the terms of the lease and type of the asset leased.
The elements of lease expense were as follows (in thousands):

Three Months Ended March 31,
2022
Operating lease costs	$828
Other lease income	(87)
Total lease costs	$741
Rent expense, excluding sublease income, under ASC 840, Leases, was $0.8 million for the three months ended March 31, 2021 and rental income was $0.1 million for the three months ended March 31, 2021.
Cash paid for amounts included in the initial measurement of lease liabilities were $0.9 million for the three months ended March 31, 2022.
As of March 31, 2022, the total remaining operating lease payments included in the measurement of lease liabilities are as follows (in thousands):

2022 (remaining)	$2,717
2023	3,444
2024	2,877
2025	2,893
2026	2,960
Thereafter	10,114
Total future minimum lease payments	25,005
Less: imputed interest	(4,731)
Total	$20,274
The weighted average remaining lease term and discount rate for the operating leases were as follows:

As of March 31, 2022
Weighted average remaining lease term (years)	7.7 years
Weighted average discount rate	5.37%

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2021, our future minimum payments under non-cancelable leases for operating facilities as determined prior to the adoption of ASC 842 were as follows (in thousands):

2022	$3,559
2023	3,352
2024	2,780
2025	2,885
2026	2,960
Thereafter	10,113
Total	$25,649
11.Stockholders’ Equity
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
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Shares available for grant under employee stock purchase plan	3,760,115	3,760,115
Shares available for grant under stock option plan	19,714,647	18,994,572
Restricted stock units	3,573,464	1,082,980
Options issued and outstanding under stock option plan	35,445,788	36,716,816
Total common stock reserved for future issuance	62,494,014	60,554,483
Charitable Contributions

In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative. We donated 172,918 shares of our Class A common stock to Tides Foundation and recognized $5.1 million as a non-cash general and

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
administrative expense in our consolidated statement of operations for the three months ended March 31, 2021. We did not donate any shares during the three months ended March 31, 2022. Through March 31, 2022, we have donated a total of 345,836 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
12.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our Board of Directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and collectively with the 2021 Plan and 2015 Plan, the “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock, and RSUs, to employees, directors, consultants, and advisors.
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a greater than 10.0% stockholder) and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by our Board of Directors; provided, however, that the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years.
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 98,889 and 120,088 early exercised shares outstanding as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, there is a liability in the amount of $0.3 million, of which $0.2 million was recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months, and $0.1 million was recorded in other liabilities, non-current, because vesting is beyond the next 12 months.

On March 13, 2021, our Board of Directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainers for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, and nominating and corporate governance committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the Board of Directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period. Certain non-employee directors who had served for at least six months prior to the IPO effective date and did not have unvested equity awards were granted 39,870 RSU awards on March 17, 2021 with a total value of approximately $1.0 million, which will fully vest on the day immediately prior to our 2022 annual meeting of stockholders.
As of March 31, 2022 and December 31, 2021 the maximum number of shares authorized for issuance to participants under the Plans was 24,817,791 and 20,615,612, respectively. As of March 31, 2022 and December 31, 2021, the number of shares available for issuance to participants under the Plans was 19,714,647 and 18,994,572, respectively.
During the three months ended March 31, 2022 and 2021, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the three months ended March 31, 2021.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the three months ended March 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,082,980	$27.70
Granted	2,740,027	18.78
Vested	(136,662)	20.32
Forfeited and canceled	(112,881)	23.25
Unvested at March 31, 2022	3,573,464	$21.28
The total fair value of RSUs vested during the three months ended March 31, 2022 was $1.7 million. Future stock-based compensation for unvested RSUs awarded as of March 31, 2022 was approximately $71.3 million and is expected to be recognized over a weighted-average period of 3.66 years.
Stock Options
The following summarizes our stock option activity for the three months ended March 31, 2022 (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2021	36,716,816	$3.55	5.76	$633,730
Granted	859,038	15.75
Exercised	(1,851,334)	1.25
Forfeited	(278,732)	7.16
Vested and expected to vest as of March 31, 2022	35,445,788	$3.94	5.71	$330,083
Exercisable as of March 31, 2022	25,631,502	$2.29	4.61	$280,924
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and grant date fair value of options vested for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Weighted-average grant date fair value of options granted	$15.75	$10.50
Intrinsic value of options exercised	$30,849	$53,411
Total grant date fair value of options vested	$13,699	$5,950
Future stock-based compensation for unvested employee options granted and outstanding as of March 31, 2022 was $65.3 million and is expected to be recognized over a weighted-average period of 2.39 years.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.24	5.48 - 6.07
Volatility	32%	52%
Risk-free interest rate	1.62%	0.50% - 0.67%
Dividend yield	0%	0%
Fair value of underlying common stock	$15.75	$16.78 - $18.09
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our ESPP. The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering, or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in December 2021 and ends in June 2022. For the three months ended March 31, 2022, we recorded approximately $0.4 million of compensation expense associated with our ESPP.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, SARs, and ESPP charges, by line item within the consolidated statements of operations and comprehensive (loss) income was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue - platform	$1,470	$436
Cost of revenue - professional services and other	210	115
Research and development	3,398	3,452
General and administrative	5,038	3,858
Sales and marketing	1,592	388
Total stock-based compensation expense	$11,708	$8,249
13.Warrants
Redeemable Convertible Preferred Stock Warrants
Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital in connection with the IPO. For the three months ended March 31, 2021, we recorded a fair value adjustment of approximately $18.9 million using the intrinsic value of each warrant on the date of the conversion immediately prior to the IPO, as the warrants were significantly in-the-money and the Black-Scholes inputs have a de minimis impact on their value.
14.Income Taxes
We had an effective tax rate of 10.39% and (0.14)% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 is driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
We evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and have determined that it is more likely than not that our net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, we maintain a full valuation allowance against substantially all of our net deferred tax assets. When we determine that we will be able to realize some portion or all of our deferred tax assets, an adjustment to our valuation allowance on our deferred tax assets would have the effect of increasing net income in the period such determination is made.
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2022 and 2021. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.
15.Commitments and Contingencies
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
We have also received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
16.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss and comprehensive loss	$(11,509)	$(26,457)
Less: accretion of redeemable convertible preferred stock to redemption value	—	(14)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(11,509)	$(26,471)

	Three Months Ended March 31,
	2022	2021
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	159,190,371	41,855,757
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.07)	$(0.63)
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	35,445,788	43,621,733
Outstanding restricted stock units	3,573,464	39,870
Outstanding shares estimated to be purchased under ESPP	112,116	—
Total	39,131,368	43,661,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including with respect to our transaction volumes, our net revenue retention rate, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 25, 2022.
Overview
We are Olo, a leading open SaaS platform for restaurants.
Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house, or FOH, management and payments, while further strengthening and enhancing restaurants’ direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their customers. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise value, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $20 billion in GMV during the year ended December 31, 2021.We believe that GMV is an important metric to provide management with an indication of demand for our products. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our high dollar-based net revenue retention. See the section titled “Key Factors Affecting Our Performance” below for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. Our platform initially focused on our Order Management solutions, a suite of fully-integrated, white-label, on-demand digital commerce and channel management solutions, enabling guests to order and pay directly from restaurants via mobile, web, kiosk, voice, and other digital channels, through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules. We then expanded our platform by launching our Delivery Enablement solutions, including Dispatch, our delivery enablement module, and Rails, our aggregator and channel management module. In 2021, we acquired Wisely Inc, or Wisely. This acquisition added our Customer Engagement solutions, a suite of restaurant-centric marketing and sentiment solutions enabling restaurants to collect, analyze, and act on guest data to deepen relationships, boost revenue, and increase Customer Lifetime Value, or CLV, through the Marketing Automation, Sentiment, and Customer Data Platform, or CDP, modules, as well as our FOH solutions, which enable restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through the Host module. The key milestones in our corporate history are the following:
•2005: Olo Founder and CEO Noah Glass accepted $0.5 million in Series A funding to start Mobo.
•2010: We renamed our company “Olo” and shifted our focus to enterprise customers.
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
•2022: We announced commercial availability of Olo Pay.
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day. In 2021, more than 85 million consumers transacted on our platform. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. To our knowledge, we have never experienced a material breach of customer or consumer data. Our open SaaS platform integrates with over 300 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, payment processors, user experience, or UX, user interface, or UI, providers, loyalty programs, on-premise ordering providers, kitchen display systems, or KDS, labor management providers, inventory management providers, and reservation and customer relationship management, or CRM, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future financial performance. Our enterprise brands, meaning those brands having 50 or more locations, tend to be highly loyal.
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.
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
Acquisition of Omnivore
On February 20, 2022, we signed a definitive agreement to acquire all of the outstanding shares of Omnivore Technologies, Inc, a restaurant technology provider that connects restaurants’ POS systems with technologies that improve efficiency and increase profitability. Through the acquisition, restaurant brands will gain access to additional POS integration capabilities, new on-premise and payment features, and an expanded technology partner network. The acquisition is expected to broaden Olo’s platform capabilities and allow restaurants to connect to apps and technologies that streamline operations, improve efficiency, enhance guest experience, and increase profitability. The acquisition, for which we paid approximately $49.4 million in cash, closed on March 4, 2022 pursuant to the terms set forth in the merger agreement.
Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 82,000 active locations as of March 31, 2022, up from approximately 69,000 active locations as of March 31, 2021. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands, and define active locations as a location where at least one of our modules is deployed. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
The following summarizes our ARPU and number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended March 31,
	2022	2021
Average Revenue Per Unit	$516	$525
Ending Active Locations	82,000	69,000
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention rate, or NRR, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based NRR as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based NRR. We believe that NRR is an important metric demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships.
For the three months ending March 31, 2022, we maintained an NRR of approximately 107%. While we maintained an NRR over 120% throughout 2021, 2020, and 2019, we observed a decline in NRR this quarter as we lapped the last pre-vaccination period of the COVID-19 pandemic, during which time order volumes were elevated, and the final quarter operating under our prior DoorDash agreement. We expect to return to NRR in excess of 120% in the near term as customers continue to adopt additional product modules such as Olo Pay and our FOH and Customer Engagement solutions.

Enable Higher Transaction Volume
Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction order volume as more consumers order food through digital means, including on- and off-premise. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Specifically, in February 2022, we announced the general availability of our payment solution, Olo Pay, which we believe can significantly increase our ability to generate transactional revenues. Our ability to increase transaction volume is dependent on the continued shift to digital ordering for food consumption and our ability to capture a meaningful portion of that shift.
Investment in Innovation and Growth
We have invested and intend to continue to invest in expanding the functionality of our current platform and broadening our capabilities to address new market opportunities, particularly around payments, data analytics, and on-premise dining. We also intend to continue to invest in enhancing awareness of our brand and developing more modules, features, and functionality that expand our capabilities to facilitate the extension of our platform to new use cases and industry verticals. We believe this strategy will provide new avenues for growth and allow us to continue to deliver differentiated, high-value outcomes to both our customers and stockholders. Specifically, we intend to invest in research and development to expand our existing modules and build new modules, sales and marketing to promote our modules to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our platform, and other operational and administrative functions to support our expected growth and requirements as a public company. We expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent, in part, on our ability to successfully develop, market, and sell new and existing modules to new and existing customers.
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, KDSs, labor management providers, inventory management providers, and reservation and CRM. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which expands our capabilities and facilitates the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
Expand Our Longer-Term Market Opportunity
While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small and medium businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals, beyond the restaurant industry, that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to consumers. For example, we currently partner with a number of grocery chains who use our Ordering module to help their consumers order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.

Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods. We bill monthly in arrears. A majority of our platform revenue is derived from our Order Management solutions, which consist of our Ordering, Switchboard, Kiosk, Network, and Virtual Brands modules. We also generate platform revenue from our Delivery Enablement solutions, which include our Dispatch and Rails modules. We may also charge third-party aggregators and other service providers in our ecosystem a per transaction fee for access to our Dispatch and Rails modules. Subsequent to the Wisely Acquisition, we also generate revenue from our Customer Engagement and FOH solutions.
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software and intangible assets, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform.
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
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude internal-use software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their estimated useful life. We anticipate investments in this area to increase on an absolute dollar basis and as a percentage of revenue in the short-term as we continue to invest in innovative solutions to support our customers’ rapidly evolving needs.

General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, amortization of intangible assets, and other administrative functions. In addition, general and administrative expenses include travel-related expenses and allocated overhead. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we continue to scale our operations over time. We also expect to incur additional general and administrative expenses as a result of operating as a public company. Going forward, as we lap the initial increase in costs associated with operating as a public company, we expect general and administrative expense to decrease as a percentage of total revenue.
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing, amortization of intangible assets, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, hiring additional sales representatives, and sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis and as a percent of revenue in the short-term as we continue to invest in our ability to sell new products and increase the visibility of our brand to new and existing customers.
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income earned on our money-market funds in cash and cash equivalents and interest expense related to any outstanding debt.
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

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Platform	$41,466	$34,923
Professional services and other	1,290	1,200
Total revenue	42,756	36,123
Cost of revenue:
Platform (2)	11,024	5,607
Professional services and other (2)	1,778	1,243
Total cost of revenue	12,802	6,850
Gross Profit	29,954	29,273
Operating expenses:
Research and development (2)	16,825	14,456
General and administrative (2) (1)	17,961	18,454
Sales and marketing (2)	8,070	3,836
Total operating expenses	42,856	36,746
Loss from operations	(12,902)	(7,473)
Other income (expenses), net:
Other income (expense), net	58	(18)
Change in fair value of warrant liability	—	(18,930)
Total other income (expenses), net	58	(18,948)
Loss before income taxes	(12,844)	(26,421)
(Benefit) provision for income taxes	(1,335)	36
Net loss and comprehensive loss	(11,509)	(26,457)
Accretion of redeemable convertible preferred stock to redemption value	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(11,509)	$(26,471)

(1) Includes charitable donation expense of $5.1 million for the three months ended March 31, 2021.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue - platform	$1,470	$436
Cost of revenue - professional services and other	210	115
Research and development	3,398	3,452
General and administrative	5,038	3,858
Sales and marketing	1,592	388
Total stock-based compensation expense	$11,708	$8,249

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue:
Platform	97.0%	96.7%
Professional services and other	3.0	3.3
Total revenue	100.0	100.0
Cost of revenue:
Platform	25.8	15.5
Professional services and other	4.2	3.4
Total cost of revenue	29.9	19.0
Gross Profit	70.1	81.0
Operating expenses:
Research and development	39.4	40.0
General and administrative	42.0	51.1
Sales and marketing	18.9	10.6
Total operating expenses	100.2	101.7
Loss from operations	(30.2)	(20.7)
Other income (expenses), net:
Other income (expense), net	0.1	0.0
Change in fair value of warrant liability	0.0	(52.4)
Total other income (expenses), net	0.1	(52.5)
Loss before income taxes	(30.0)	(73.1)
(Benefit) provision for income taxes	(3.1)	0.1
Net loss and comprehensive loss	(26.9)	(73.2)
Accretion of redeemable convertible preferred stock to redemption value	0.0	0.0
Net loss attributable to Class A and Class B common stockholders	(26.9)%	(73.3)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$41,466	$34,923	$6,543	18.7%
Professional services and other	1,290	1,200	90	7.5
Total Revenue	$42,756	$36,123	$6,633	18.4%
Platform
Total platform revenue increased $6.5 million, or 18.7%, to $41.5 million for the three months ended March 31, 2022 from $34.9 million for the three months ended March 31, 2021. This increase was primarily the result of continued increases in active locations coming onto the platform, as well as increased transaction volumes. Active locations increased to approximately 82,000 as of March 31, 2022 from approximately 69,000 as of March 31, 2021, and ARPU decreased to approximately $516 for the three months ended March 31, 2022 from approximately $525 for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, 50.2% and 41.6% of our platform revenue was subscription revenue, respectively, and 49.8% and 58.4% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue increased $0.1 million, or 7.5%, to $1.3 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. While we expect professional services and other to increase primarily as a result of continued deployment of additional active locations, we expect this increase will be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$11,024	$5,607	$5,417	96.6%
Professional services and other	1,778	1,243	535	43.0
Total cost of revenue	$12,802	$6,850	$5,952	86.9%
Percentage of revenue:
Platform	25.8%	15.5%
Professional services and other	4.2	3.4
Total cost of revenue	29.9%	19.0%
Gross Profit	$29,954	$29,273	$681	2.3%
Gross Margin	70.1%	81.0%
Platform
Total platform cost of revenue increased $5.4 million, or 96.6%, to $11.0 million for the three months ended March 31, 2022 from $5.6 million for the three months ended March 31, 2021. This increase was primarily the result of higher hosting costs due to increased transaction volume as well as higher compensation costs associated with additional personnel to support growth in active locations as well as the near-term impacts due to our recent Wisely and Omnivore acquisitions, along with intangible amortization costs related to these acquisitions.
Professional Services and Other
Total professional services and other cost of revenue increased $0.5 million, or 43.0%, to $1.8 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. This increase was primarily the result of increased higher compensation costs to support growth in active locations.
Gross Profit
Gross margin decreased to 70.1% for the three months ended March 31, 2022 from 81.0% for the three months ended March 31, 2021. Decreases in gross profit margin were driven by higher platform and professional services and other compensation costs to support rapid growth in transactions and active locations coming onto the platform, as well as the near-term impacts due to our recent Wisely and Omnivore acquisitions.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$16,825	$14,456	$2,369	16.4%
Percentage of total revenue	39.4%	40.0%
Research and development expense increased $2.4 million, or 16.4%, to $16.8 million for the three months ended March 31, 2022 from $14.5 million for the three months ended March 31, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 39.4% for the three months ended March 31, 2022 from 40.0% for the three months ended March 31, 2021.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$17,961	$18,454	$(493)	(2.7)%
Percentage of total revenue	42.0%	51.1%
General and administrative expense decreased $0.5 million, or 2.7%, to $18.0 million for the three months ended March 31, 2022 from $18.5 million for the three months ended March 31, 2021. This decrease was primarily a result of the absence in the three months ended March 31, 2022 of the following costs incurred during the three months ended March 31, 2021: (i) one-time IPO related bonus awards, vesting and settlement of stock appreciation rights, or SARs, award as a result of the IPO; and (ii) a $5.1 million non-cash charge related to the donation of 172,918 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation. These decreases were mostly offset by increased compensation costs due to increased headcount to support the growth and stage of the organization, as well as increased insurance costs and professional fees incurred as a result of us being a public company. As a percentage of total revenue, general and administrative expenses decreased to 42.0% for the three months ended March 31, 2022 from 51.1% for the three months ended March 31, 2021.
We did not donate any shares during the three months ended March 31, 2022 to the Tides Foundation, but we expect to donate additional shares in the future in conjunction with our Olo for Good initiative.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$8,070	$3,836	$4,234	110.4%
Percentage of total revenue	18.9%	10.6%
Sales and marketing expense increased $4.2 million, or 110.4%, to $8.1 million for the three months ended March 31, 2022 from $3.8 million for the three months ended March 31, 2021. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as intangible amortization costs related to our recent acquisitions. These increases were reduced by decreased marketing spend associated with our IPO related costs for the three months ended March 31, 2021. As a percentage of total revenue, sales and marketing expense increased to 18.9% for the three months ended March 31, 2022 from 10.6% for the three months ended March 31, 2021.
Other Income (Expenses), net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Other income (expense), net	$58	$(18)	$76	(422.2)%
Percentage of total revenue	0.1%	—%
Change in fair value of warrant liability	—	(18,930)	18,930	(100.0)%
Percentage of total revenue	—%	(52.4)%
Total other income (expenses), net	$58	$(18,948)	$19,006	(100.3)%
Percentage of total revenue	0.1%	(52.5)%
Other income (expense), net
Other income for the three months ended March 31, 2022 was primarily driven by income earned on our money-market funds in cash and cash equivalents.
Change in Fair Value of Warrant Liability
The increase of $18.9 million in the fair value of warrant liability for the three months ended March 31, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability, which is directly related to an increase in the value of our stock underlying the warrants during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.
(Benefit) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(1,335)	$36	$(1,371)	(3808.3)%
Percentage of total revenue	(3.1)%	0.1%
Provision for income taxes for the three months ended March 31, 2022 was driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Liquidity and Capital Resources
General
As of March 31, 2022, our principal source of liquidity was cash and cash equivalents totaling $463.7 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through sales of our equity securities, payments received from customers, and borrowings under our credit facility.
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
Credit Facility
In May 2012, we entered into a Loan and Security Agreement with Pacific Western Bank for a revolving line of credit with a maturity date of May 15, 2013, or the Loan Agreement. Since the Loan Agreement, we amended and restated the agreement in February 2020, and have executed subsequent amendments to extend the maturity date until June 30, 2022. Advances under the Formula Line bear interest equal to the greater of (A) 0.20% above Pacific Western Bank’s prime rate then in effect; or (B) 4.50%. Advances under the Non-Formula Line bear interest equal to the greater of (i) 0.75% above Pacific Western Bank’s prime rate then in effect; or (ii) 5.00%. Interest is due and payable monthly in arrears. We may prepay advances under the credit facility in whole or in part at any time without premium or penalty.
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
In August 2021, we amended our Loan Agreement to maintain minimum cash deposits with Pacific Western Bank equal to the lesser of $75.0 million or an amount equal to 50% of all of our cash deposits with any bank, and to extend certain reporting requirements from 30 to 45 days after each quarter end.
In December 2021 and in connection with the Wisely Acquisition, we further amended our Loan Agreement to reflect Wisely LLC as an additional borrower.

In January 2022, we further amended our Loan Agreement, or the Fourth Amendment, to extend the maturity date to May 12, 2022. In March 2022, we further amended our Loan Agreement, or the Fifth Amendment, to provide consent for our acquisition of Omnivore and to set compliance thresholds for 2022. In May 2022, we further amended our Loan Agreement, or the Sixth Amendment, to extend the maturity date to June 30, 2022. The foregoing description of the material terms of the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Fourth Amendment and the Fifth Amendment, which we have filed as an exhibits to this Quarterly Report on Form 10-Q, and with respect to the Sixth Amendment, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We refer to the Loan Agreement, as amended, as the “Amended Loan Agreement.”
As of March 31, 2022, we had $8.6 million available under the Amended Loan Agreement, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of

March 31, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. Our obligations under the Amended Loan Agreement are secured by substantially all of our assets.
The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that require Pacific Western Bank’s consent to, among other things, merge or consolidate or acquire assets, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends or redeem or repurchase any capital stock, enter into transactions with affiliates outside the ordinary course of business, and create liens on our assets. We are also required to comply with certain minimum EBITDA and minimum revenue covenants. We were in compliance with these covenants as of March 31, 2022.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(889)	$4,209
Net cash used in investing activities	$(51,846)	$(178)
Net cash provided by financing activities	$2,023	$506,779
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $0.9 million, primarily due to net loss of $11.5 million adjusted for non-cash charges of $12.7 million and a net decrease attributable to our operating assets and liabilities of $2.1 million. The non-cash adjustments primarily relate to stock-based compensation charges of $11.7 million and depreciation and amortization expense of $1.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $4.9 million and an increase in prepaid expenses of $3.5 million. These increases were partially offset by an increase in accrued expenses of $4.2 million, related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals, and an increase in deferred revenue of $1.7 million.
For the three months ended March 31, 2021, net cash provided by operating activities was $4.2 million, primarily due to a net loss of $26.5 million adjusted for non-cash charges of $32.7 million and a net increase in our operating assets and liabilities of $1.9 million. The non-cash adjustments primarily related to the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, stock-based charges of $8.2 million, inclusive of vesting of SARs of $2.8 million, and a charge related to a charitable donor-advised fund of $5.1 million in connection with the IPO. The net increase in operating assets and liabilities was primarily driven by an increase in accrued expenses of $8.5 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals and an increase in deferred revenue of $0.4 million. These increases were offset by an increase in accounts receivable of $2.3 million, an increase in prepaid expenses of $1.0 million, and increases in contract assets and deferred contract costs of $0.4 million and $0.2 million, respectively.

Investing Activities
Cash used in investing activities was $51.8 million during the three months ended March 31, 2022, primarily due to cash paid of $49.3 million to acquire Omnivore and $2.5 million for the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Cash used in investing activities was $0.2 million during the three months ended March 31, 2021, primarily due to the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our corporate office.
Financing Activities
Cash provided by financing activities was $2.0 million during the three months ended March 31, 2022, primarily driven by net proceeds from the exercise of stock options.

Cash provided by financing activities was $506.8 million during the three months ended March 31, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our IPO (net of underwriters’ discounts and commissions), $19.2 million in cash received for employee payroll tax withholding on exercises of options, $2.1 million of net proceeds from the exercise of stock options, and $0.4 million of net proceeds from the exercise of warrants. Increases were partially offset by payment of deferred offering costs of $0.4 million during the three months ended March 31, 2021.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income (loss) and free cash flow, each of which is a non-GAAP financial measure, and certain key performance indicators, including GMV, active locations, NRR, and ARPU.
We use these non-GAAP financial measures and key performance indicators, in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including in the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. These measures provide consistency and comparability with past financial performance as measured by such non-GAAP figures, facilitate period-to-period comparisons of core operating results, and assist shareholders in better evaluating us against our peer group by presenting period-over-period operating results without the effect of certain charges or benefits that may not be consistent or comparable across periods or across our peer group.
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income (loss): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions (non-cash expense), intangible and internal-use software amortization (non-cash expense), other non-cash charges, and transaction costs. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods. For 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income. We have historically excluded stock-based compensation expense from non-GAAP operating income, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. We did not incur any payroll tax expense on equity compensation awards during the three months ended March 31, 2021.
Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment and capitalization of internal-use software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. Free cash flow excludes items that we do not consider to be indicative of our liquidity. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis. We believe providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.

Our use of non-GAAP financial measures and key performance indicators has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for analysis of financial results as reported under GAAP. Because our non-GAAP financial measures and key performance indicators are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.
Non-GAAP Operating Income (Loss)
The following table presents a reconciliation of GAAP operating loss to non-GAAP operating income (loss) for the following periods:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Operating Income (loss) reconciliation:
Operating loss, GAAP	$(12,902)	$(7,473)
Plus: Stock-based compensation expense and related payroll tax expense (1)	12,078	8,249
Plus: Charitable donation of Class A common stock	—	5,125
Plus: Impairment of internal-use software	475	—
Plus: Amortization	960	138
Plus: Transaction costs	1,135	—
Operating income, non-GAAP	$1,746	$6,039
Percentage of revenue:
Operating margin, GAAP	(30)%	(21)%
Operating margin, non-GAAP	4%	17%

(1) For 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income. We have historically excluded stock-based compensation expense from non-GAAP operating income, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. We did not incur any payroll tax expense on equity compensation awards during the three months ended March 31, 2021.

Non-GAAP Free Cash Flow
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(889)	$4,209
Purchase of property and equipment	(76)	(106)
Capitalization of internal-use software	(2,462)	(72)
Non-GAAP free cash flow	$(3,427)	$4,031
Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments during the three months ended March 31, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022. See “Note 10—Leases” and “Note 15—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses, and related disclosures. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.
Recent Accounting Pronouncements
See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for all recently issued standards impacting our condensed consolidated financial statements.
JOBS Act Accounting Election
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with the Amended Loan Agreement with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. As of March 31, 2022, advances under the formula revolving line bear interest equal to the greater of (A) 0.75% above the Prime Rate then in effect; or (B) 5.00%. As of March 31, 2022, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. As of March 31, 2022, we had cash and cash equivalents of $463.7 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness
We previously identified a material weakness in our internal control over financial reporting related to the lack of properly designed controls around complex technical accounting matters within our financial statement close process. We have concluded that this material weakness arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” you should carefully consider the factors described in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. Other than as disclosed below, there have been no material changes to our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On March 19, 2021, we closed our IPO of 20,700,000 shares of our Class A common stock at a price to the public of $25.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 2,700,000 shares of Class A common stock, resulting in net proceeds to us of approximately $485.5 million, after deducting underwriting discounts and commissions. All of the shares issued and sold in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-253314), which was declared effective by the SEC, on March 16, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Piper Sandler & Co., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., and William Blair & Company, L.L.C. acted as underwriters for the IPO.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated March 16, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Appointment of Diego Panama as Chief Revenue Officer and Departure of Marty Hahnfeld as Chief Customer Officer

On May 9, 2022, we appointed Diego Panama as Chief Revenue Officer. Mr. Panama will commence his new position with Olo on July 5, 2022.

On May 9, 2022, Marty Hahnfeld resigned from his position as Chief Customer Officer, effective June 30, 2022, or the Separation Date. Mr. Hahnfeld’s resignation did not result from a disagreement with Olo on any matter relating to our operations, policies, or practices. Mr. Hahnfeld will continue to serve as an advisor to Olo from July 1, 2022 until December 31, 2022, the Advisory Termination Date, pursuant to an Advisor Agreement entered between Mr. Hahnfeld and Olo on May 9, 2022.

In connection with Mr. Hahnfeld’s departure, we and Mr. Hahnfeld have entered into a separation and release agreement effective as of June 30, 2022, or the Separation Agreement. Pursuant to the Separation Agreement, in exchange for granting and not revoking a customary release of claims and otherwise complying with the Separation Agreement, Mr. Hahnfeld will be entitled to receive $190,000, or the Separation Payment, which is an amount equal to six months of his base salary ($380,000 per year) payable in equal installments on our regular payroll schedule over the six month period following the Separation Date, commencing within 60 days following the Separation Date. Mr. Hahnfeld will also receive continued coverage under COBRA through to the Advisory Termination Date and a commission payment in an amount equal to the average sales commissions and/or bonuses earned monthly during the 12 months prior to the Separation Date multiplied by six (6), or the Target Commission. The Target Commission is payable on the date the first installment of the Separation Payment is payable under the Separation Agreement. In addition, the Separation Agreement provides that as a condition for Mr. Hahnfeld entering into the Advisor Agreement, all existing unvested stock option grants and RSU awards held by Mr. Hahnfeld as of the Separation Date will continue to vest through the Advisory Termination Date and all vested options held as of the Advisory Termination Date may be exercised through the earlier of the expiration of the original term of each option or December 31, 2023. The Separation Agreement also contains a reaffirmation of Mr. Hahnfeld’s confidentiality, restrictive covenant, and other ongoing obligations to Olo.

The foregoing summary descriptions of the terms of the Separation Agreement and the Advisor Agreement are a summary only and do not purport to be complete, may not contain all information that is of interest to the reader, and are qualified in their entirety by reference to the full text of the Separation Agreement and the Advisor Agreement, which we intend to file as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.1+	Amended and Restated Employment Agreement, by and between Registrant and Peter Benevides, dated January 1, 2021.	Filed herewith

10.2	Fourth Amendment to Amended and Restated Loan and Security Agreement, by and between Olo Inc. and Pacific Western Bank, dated January 13, 2022.	Filed herewith

10.3	Fifth Amendment to Amended and Restated Loan and Security Agreement, by and between Olo Inc. and Pacific Western Bank, dated March 3, 2022.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

May 10, 2022	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

May 10, 2022	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)