Form 10-Q
period 2022-06-30
Olo Inc.
filed 2022-08-11
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 8, 2022, 102,296,240 shares of the registrant’s Class A common stock and 59,363,960 shares of registrant’s Class B common stock were outstanding.

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
•the effects of the COVID-19 pandemic or other public health crises, macroeconomic conditions, such as inflation, interest rates, or overall market uncertainty;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$386,670	$514,445
Short-term investments	73,535	—
Accounts receivable, net of allowances of $656 and $657, respectively	41,649	42,319
Contract assets	435	568
Deferred contract costs	2,642	2,567
Prepaid expenses and other current assets	8,281	5,718
Total current assets	513,212	565,617
Property and equipment, net	8,992	3,304
Intangible assets, net	23,678	19,635
Goodwill	207,540	162,956
Contract assets, noncurrent	619	387
Deferred contract costs, noncurrent	4,003	3,616
Operating lease right-of-use assets	17,347	—
Long-term investments	4,476	—
Other assets, noncurrent	395	361
Total assets	$780,262	$755,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,098	$2,184
Accrued expenses and other current liabilities	44,689	45,395
Unearned revenue	3,231	1,190
Operating lease liabilities, current	2,630	—
Total current liabilities	52,648	48,769
Unearned revenue, noncurrent	1,618	3,014
Operating lease liabilities, noncurrent	17,009	—
Other liabilities, noncurrent	69	2,343
Total liabilities	71,344	54,126
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at June 30, 2022 and December 31, 2021; 97,645,289 and 78,550,530 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at June 30, 2022 and December 31, 2021; 63,554,232 and 79,149,659 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	161	158
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	843,764	813,166
Accumulated deficit	(134,756)	(111,574)
Accumulated other comprehensive loss	(251)	—
Total stockholders’ equity	708,918	701,750
Total liabilities and stockholders’ equity	$780,262	$755,876
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Platform	$44,538	$34,526	$86,004	$69,449
Professional services and other	1,063	1,370	2,353	2,570
Total revenue	45,601	35,896	88,357	72,019
Cost of revenue:
Platform	12,749	6,180	23,773	11,787
Professional services and other	1,419	1,183	3,197	2,426
Total cost of revenue	14,168	7,363	26,970	14,213
Gross Profit	31,433	28,533	61,387	57,806
Operating expenses:
Research and development	17,233	13,931	34,058	28,387
General and administrative	17,235	13,310	35,196	31,764
Sales and marketing	8,897	3,701	16,967	7,537
Total operating expenses	43,365	30,942	86,221	67,688
Loss from operations	(11,932)	(2,409)	(24,834)	(9,882)
Other income (expenses), net:
Interest income	533	—	585	—
Interest expense	(46)	—	(46)	—
Other income (expense)	7	10	13	(8)
Change in fair value of warrant liability	—	—	—	(18,930)
Total other income (expenses), net	494	10	552	(18,938)
Loss before income taxes	(11,438)	(2,399)	(24,282)	(28,820)
Provision (benefit) for income taxes	235	38	(1,100)	74
Net loss	$(11,673)	$(2,437)	$(23,182)	$(28,894)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(11,673)	$(2,437)	$(23,182)	$(28,908)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.07)	$(0.02)	$(0.15)	$(0.30)
Diluted	$(0.07)	$(0.02)	$(0.15)	$(0.30)
Weighted-average Class A and Class B common shares outstanding:
Basic	160,429,125	147,510,963	159,813,053	95,690,520
Diluted	160,429,125	147,510,963	159,813,053	95,690,520
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,673)	$(2,437)	$(23,182)	$(28,894)
Other comprehensive loss:
Unrealized loss on investments	(251)	—	(251)	—
Total other comprehensive loss	(251)	—	(251)	—
Comprehensive loss	$(11,924)	$(2,437)	$(23,433)	$(28,894)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock on exercise of stock options	1,851,334	2	2,305	—	—	2,307
Vesting of restricted stock units	136,662	—	—	—	—	—
Stock-based compensation	—	—	12,457	—	—	12,457
Net loss	—	—	—	(11,509)	—	(11,509)
Balance as of March 31, 2022	159,688,185	$160	$827,928	$(123,083)	$—	$705,005
Issuance of common stock under the Employee Stock Purchase Plan	193,267	—	1,764	—	—	1,764
Issuance of common stock on exercise of stock options	1,118,331	1	2,322	—	—	2,323
Vesting of restricted stock units	199,738	—	—	—	—	—
Stock-based compensation	—	—	11,750	—	—	11,750
Other comprehensive loss	—	—	—	—	(251)	(251)
Net loss	—	—	—	(11,673)	—	(11,673)
Balance as of June 30, 2022	161,199,521	$161	$843,764	$(134,756)	$(251)	$708,918

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238
Reversal of deferred offering costs	—	—	—	—	1,145	—	1,145
Issuance of common stock on exercise of stock options	—	—	698,453	1	949	—	950
Stock-based compensation	—	—	—	—	8,198	—	8,198
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of June 30, 2021	—	$—	147,696,831	$148	$671,141	$(98,195)	$573,094
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities
Net loss	$(23,182)	$(28,894)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,624	527
Stock-based compensation	23,185	13,550
Stock-based compensation in connection with vesting of Stock Appreciation Rights	—	2,847
Charitable donation of Class A common stock	—	5,125
Bad debt expense	276	238
Change in fair value of warrants	—	18,930
Non-cash lease expense	1,125	—
Deferred income tax benefit	(1,421)	—
Impairment of internal-use software	475	—
Changes in operating assets and liabilities:
Accounts receivable	911	5,701
Contract assets	(99)	(537)
Prepaid expenses and other current assets	(2,016)	(4,848)
Deferred contract costs	(462)	(330)
Accounts payable	(286)	(7,225)
Accrued expenses and other current liabilities	(1,103)	9,726
Operating lease liabilities	(1,248)	—
Unearned revenue	561	663
Other liabilities, noncurrent	(36)	(2)
Other non-cash loss, net	(174)	—
Net cash (used in) provided by operating activities	(870)	15,471
Investing activities
Purchases of property and equipment	(409)	(271)
Capitalized internal-use software	(5,125)	(389)
Acquisitions, net of cash acquired	(49,308)	—
Purchases of investments	(82,394)	—
Sales and maturities of investments	4,306	—
Net cash used in investing activities	(132,930)	(660)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	—	485,541
Cash received for employee payroll tax withholdings	3,033	18,691
Cash paid for employee payroll tax withholdings	(2,866)	(18,691)
Proceeds from exercise of warrants	—	392
Payment of deferred finance costs	—	(136)
Payment of deferred offering costs	(420)	(4,118)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	6,278	2,990
Net cash provided by financing activities	6,025	484,669
Net (decrease) increase in cash and cash equivalents	(127,775)	499,480
Cash and cash equivalents, beginning of period	514,445	75,756
Cash and cash equivalents, end of period	$386,670	$575,236
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$—	$339
Vesting of early exercised stock options	$116	$116
Accretion of redeemable convertible preferred stock to redemption value	$—	$14
Purchase of property and equipment on account	$3	$7
Capitalization of stock-based compensation for internal-use software	$1,418	$104
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
We are an open SaaS platform for restaurants powering the industry’s digital transformation. Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct consumer relationships. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable customer data.
Emerging Growth Company Status
We currently qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements may not be comparable to financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
However, as of the last business day of our second fiscal quarter of 2022, the market value of our Class A common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of the end of the current fiscal year ending December 31, 2022, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, which require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we will no longer be able to take advantage of the extended transition period as of the end of the current fiscal year ending December 31, 2022, and we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of June 30, 2022, our results of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 and our cash flows for the six months ended June 30, 2022 and 2021, respectively. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation.
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
We regularly assess these estimates, including but not limited to, stock-based compensation including the determination of the fair value of our stock-based awards, realization of deferred tax assets, estimated life of our long-lived assets, purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, valuation of goodwill, estimated standalone selling price of our performance obligations, and estimated consideration for implementation services and transactional revenue in certain arrangements. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to our financial position and results of operations.
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash and short- and long-term investments held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. We reduce our credit risk by placing our cash and investments with major financial institutions with high credit ratings. As of June 30, 2022 and December 31, 2021, no customer had a balance over 10% of our accounts receivable. For the three months ended June 30, 2022 and 2021, one customer accounted for 12% and 16% of our revenue,

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
respectively. For the six months ended June 30, 2022 and 2021, one customer accounted for 13% and 20% of our revenue, respectively.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our investments are classified as available-for-sale at the time of purchase, and we reevaluate such classification as of each balance sheet date. We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in interest income.
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in interest income in the condensed consolidated statements of operations.
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30 days. The accounts receivable balance at June 30, 2022 and December 31, 2021 included unbilled receivables of $0.4 million and $4.1 million, respectively.
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
The following summarizes our allowance for doubtful accounts activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$657	$631
Provision for expected credit losses	276	238
Writeoffs	(277)	(212)
Ending balance	$656	$657
Business Combinations
We account for acquisitions using the acquisition method of accounting and determine whether a transaction constitutes a business and is treated as a business combination or if the transaction does not constitute a business and is treated as an asset acquisition. The acquisition method of accounting requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
acquisition date. The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition.
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
We review goodwill for impairment annually on October 1st (beginning day of the fourth quarter) of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In the first six months of 2022, there were no events or changes in circumstances that would have required an interim impairment test. In conducting our annual impairment test, we review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
As a result of implementing this guidance, we recognized $20.6 million in operating lease right-of-use assets as of January 1, 2022, and derecognized $2.4 million of previously recognized deferred rent. We also recorded $2.5 million in current operating lease liabilities and $18.1 million in operating lease liabilities, net of current portion in our condensed consolidated balance sheet as of January 1, 2022. The adoption of ASC 842 did not result in a cumulative-effect adjustment on retained earnings. See “Note 11—Leases” for additional details.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model results in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. We adopted this standard as of January 1, 2022. The adoption did not have a material impact on our condensed consolidated financial statements.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$22,990	$1,063	$24,053
Transferred at a point in time	21,548	—	21,548
Total revenue	$44,538	$1,063	$45,601

	Three Months Ended June 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$16,313	$1,370	$17,683
Transferred at a point in time	18,213	—	18,213
Total revenue	$34,526	$1,370	$35,896

	Six Months Ended June 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$43,791	$2,353	$46,144
Transferred at a point in time	42,213	—	42,213
Total revenue	$86,004	$2,353	$88,357

	Six Months Ended June 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$30,856	$2,570	$33,426
Transferred at a point in time	38,593	—	38,593
Total revenue	$69,449	$2,570	$72,019
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, Revenue from Contracts with Customers, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.1 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the six months ended June 30, 2022, we recognized $0.8 million of revenue related to contracts that were included in unearned revenue at December 31, 2021. During the six months ended June 30, 2021, we recognized $0.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2020.
As of June 30, 2022, our remaining performance obligations were approximately $41.7 million, approximately 43% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$6,183	$5,176
Capitalization of deferred contract costs	2,099	1,644
Amortization of deferred contract costs	(1,637)	(1,314)
Ending balance	$6,645	$5,506
4.Fair Value Measurement
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$236,312	$—	$236,312	$236,312	$—	$—
Level 1:
Money market funds	$140,301	$—	$140,301	$140,301	$—	$—
Commercial paper	18,214	(51)	18,163	2,296	15,867	—
Subtotal	$158,515	$(51)	$158,464	$142,597	$15,867	$—
Level 2:
Certificates of deposit	$32,326	$(69)	$32,257	$7,761	$24,496	$—
U.S. Government and agency securities	15,361	(48)	15,313	—	15,313	—
Corporate bonds	22,418	(83)	22,335	—	17,859	4,476
Subtotal	$70,105	$(200)	$69,905	$7,761	$57,668	$4,476
Level 3:	$—	$—	$—	$—	$—	$—
Total	$464,932	$(251)	$464,681	$386,670	$73,535	$4,476

	As of December 31, 2021
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$219,344	$—	$219,344	$219,344	$—	$—
Level 1:
Money market funds	295,101	—	295,101	295,101	—	—
Total	$514,445	$—	$514,445	$514,445	$—	$—
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the six months ended June 30, 2022, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million, as more fully described in “Note 5—Property and Equipment.”
Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of June 30, 2022	As of December 31, 2021
Computer and office equipment	3 - 5	$2,197	$1,800
Capitalized internal-use software	3	9,460	3,392
Furniture and fixtures	10	413	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	386	374
Total property and equipment		12,456	5,952
Less: accumulated depreciation and amortization of internal-use software		(3,464)	(2,648)
Total property and equipment, net		$8,992	$3,304

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Depreciation and amortization expense from property and equipment was approximately $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense from property and equipment was approximately $0.8 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022, we recorded a non-cash impairment charge of $0.5 million related to a portion of our internal-use software that was abandoned. This amount was recorded in research and development expenses within the condensed consolidated statement of operations and comprehensive loss.
6.Acquisitions
Omnivore Acquisition
On February 20, 2022, we signed a definitive agreement to acquire Omnivore Technologies, Inc., (“Omnivore”) a restaurant technology provider that connects restaurants’ Point of Sale systems with technologies that improve efficiency and increase profitability. We closed the acquisition on March 4, 2022 for total consideration of approximately $49.4 million in cash, net of cash acquired. During the three months ended June 30, 2022, we determined that we are owed an amount of $0.1 million as a result of updating the working capital acquired, which related to additional accrued expenses identified as of the acquisition date.
The operating results of Omnivore have been included in our consolidated statement of operations and comprehensive loss since the acquisition date. Actual results of operations from the date of acquisition through June 30, 2022 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

Initial Fair Value Estimate
Accounts receivable	$518
Other current assets	148
Operating lease right-of-use asset	236
Property and equipment	24
Other assets, noncurrent	9
Customer relationships	1,290
Developed technology	4,410
Trademark	150
Goodwill	44,678
Accounts payable	(198)
Accrued expenses and other current liabilities	(101)
Unearned revenue	(83)
Operating lease liability, current	(81)
Operating lease liability, noncurrent	(177)
Deferred tax liability, net	(1,421)
Total purchase price, net of cash acquired	$49,402
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

We recorded $1.2 million in transaction related expenses, primarily related to transaction related compensation, advisory, legal, valuation, and other professional fees, for the six months ended June 30, 2022. The transaction related expenses are recorded within the consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

Operating expenses:
Sales and marketing	$79
General and administrative	1,117
Total transaction costs	$1,196

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to, the working capital acquired.
Wisely Acquisition
On October 21, 2021, we signed a definitive agreement to acquire all of the outstanding shares of Wisely Inc. (“Wisely”), a customer intelligence and engagement platform for restaurants. We believe Wisely’s Guest Engagement and Front-of-House solutions complement our existing solution suite and enhance our value to our customers. We closed the acquisition on November 4, 2021 for total consideration of approximately $177.8 million, consisting of $75.2 million in cash (net of cash acquired), $96.6 million of Class A common stock, and $5.9 million of substituted stock options granted in connection with the acquisition. The fair values of the Class A common stock and substituted stock options were based on a price per Class A common share of $27.93, which is equal to the closing price of our Class A common stock on the date of the transaction. As a result of the equity consideration component, we issued approximately 3.5 million shares of our Class A common stock and granted approximately 0.2 million fully vested stock options at the acquisition date. The fair value of the substituted options granted was based upon the estimated value of vested stock options held by Wisely employees immediately prior to the acquisition.
We recorded $0.3 million in transaction related expenses, primarily related to legal and insurance fees, for the six months ended June 30, 2022 in general and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.
During the six months ended June 30, 2022, we decreased goodwill by $0.1 million as a result of finalizing our working capital acquired. We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date.
7.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$162,956
Adjustment to Wisely acquisition	(94)
Acquisition of Omnivore	44,678
Balance at June 30, 2022	$207,540
The gross book value and accumulated amortization of intangible assets, net, as of June 30, 2022 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.4	$14,595	$(1,377)	$13,218
Customer relationships	7.4	10,921	(856)	10,065
Trademark	2.4	486	(91)	395
Balance at June 30, 2022		$26,002	$(2,324)	$23,678

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Amortization expense associated with intangible assets was $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2022 (remaining)	$1,940
2023	3,967
2024	3,949
2025	3,813
2026	3,804
Thereafter	6,205
Total	$23,678
No goodwill or intangible asset impairment losses were recognized during the six months ended June 30, 2022. See “Note 6—Acquisitions” for additional information on the acquisitions of Omnivore and Wisely.
8.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Prepaid software licensing fees	$2,720	$1,888
Prepaid insurance	1,931	1,298
Other	3,630	2,532
Total prepaid expenses and other current assets	$8,281	$5,718
9.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued delivery service partner fees	$33,896	$35,441
Accrued compensation and benefits	6,085	4,189
Professional and consulting fees	976	1,806
Accrued taxes	1,176	1,538
Other	2,556	2,421
Total accrued expenses and other current liabilities	$44,689	$45,395
10.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA amended and restated the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”) to, among other things, increase our available aggregate borrowing limit to $70.0 million and to provide the ability to request Pacific Western Bank to enter into commitments to increase the credit extensions available to us under the Second Amended and Restated LSA to up to $125.0 million (the “Accordion Facility”).
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest,

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
per annum, most recently announced by Pacific Western Bank (the “Prime Rate”) or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA (a “Success Fee Trigger”), in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of June 30, 2022.
The Second Amended and Restated LSA also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations, judgment defaults, inaccuracy of representations and warranties, and a material adverse change. Any default that is not cured or waived could result in Pacific Western Bank exercising its rights and remedies under the Second Amended and Restated LSA, including, but not limited to, the acceleration of the obligations under the Second Amended and Restated LSA and related documentation, and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that secured such obligations.
Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. Upon our request, Pacific Western Bank will provide us a payoff letter providing for, among other things, repayment of our obligations then outstanding, including the success fee, and for termination of Pacific Western Bank’s obligations to make additional credit extensions and termination of the liens under the Second Amended and Restated LSA.

As of June 30, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of June 30, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Interest expense related to the Second Amended and Restated LSA was immaterial for the six months ended June 30, 2022. No interest expense was recognized related to the Prior LSA for the six months ended June 30, 2021. Deferred financing costs related to the Second Amended and Restated LSA were capitalized and are included within other current and non-current assets as of June 30, 2022.
11.Leases
We have non-cancelable operating leases for our headquarters in New York City (“Headquarters Lease”) that expires in May 2030 and for our former office that expires in September 2023. We sublease a portion of our former office space, which we ceased using in connection with the signing of the Headquarters Lease. The sublease expires in March 2023. As a result of the acquisition of Omnivore, we have a non-cancelable operating lease in Clearwater, Florida that expires in January 2025. Our lease terms include periods under options to extend or terminate the leases. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
As disclosed in “Note 2—Significant Accounting Policies,” we adopted ASC 842 on January 1, 2022. We have elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions on expired or existing leases about lease identification, lease classification, and initial direct costs. Payments of maintenance, utilities, and taxes are expensed as incurred and excluded from ROU assets and lease liabilities, and were immaterial for the three and six

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
months ended June 30, 2022. Furthermore, we elected to not capitalize leases with a term of 12 months or less and recognize the lease expense for such leases on a straight-line basis over the lease term.
The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We determined our IBR by obtaining interest rates from various external financing sources and made certain adjustments to reflect the terms of the lease and type of the asset leased.
The elements of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating lease costs	$842	$1,670
Other lease income	(87)	(174)
Total lease costs	$755	$1,496
Rent expense, excluding sublease income, under ASC 840, Leases, was $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively. Rental income was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.
Cash paid for amounts included in the initial measurement of lease liabilities were $1.8 million for the six months ended June 30, 2022.
As of June 30, 2022, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

2022 (remaining)	$1,813
2023	3,444
2024	2,877
2025	2,893
2026	2,960
Thereafter	10,114
Total future minimum lease payments	24,101
Less: imputed interest	(4,462)
Total	$19,639
The weighted average remaining lease term and discount rate for the operating leases were as follows:

As of June 30, 2022
Weighted average remaining lease term (years)	7.54
Weighted average discount rate	5.38%

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2021, our future minimum payments under non-cancelable leases for operating facilities as determined prior to the adoption of ASC 842 were as follows (in thousands):

2022	$3,559
2023	3,352
2024	2,780
2025	2,885
2026	2,960
Thereafter	10,113
Total	$25,649
12.Stockholders’ Equity
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
On March 5, 2021, our Board of Directors and stockholders approved and we implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and we authorized a new class of common stock, Class A common stock. The authorized share capital for Class A common stock is 1,700,000,000 and the authorized share capital for Class B common stock is 185,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects and for all matters except for voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. References in the accompanying financial statements have been adjusted to reflect the dual class common stock structure and the changes in the number of authorized shares of common stock. We also authorized a total of 20,000,000 shares of undesignated preferred stock, par value $0.001 per share. Effective March 5, 2021, 124,012,926 outstanding shares of common stock were converted into an equivalent number of shares of our Class B common stock.Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Shares available for grant under employee stock purchase plan	5,143,850	3,760,115
Shares available for grant under stock option plan	19,371,515	18,994,572
Restricted stock units	3,943,566	1,082,980
Options issued and outstanding under stock option plan	34,100,749	36,716,816
Total common stock reserved for future issuance	62,559,680	60,554,483
Charitable Contributions

In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative. We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $5.1 million as a non-cash general and administrative expense in our condensed consolidated statement of operations for the six months ended

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2021. We did not donate any shares during the six months ended June 30, 2022. Through June 30, 2022, we have donated a total of 345,836 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
13.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our Board of Directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and collectively with the 2021 Plan and 2015 Plan, the “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock, and restricted stock units (“RSUs”), to employees, directors, consultants, and advisors.
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a greater than 10.0% stockholder) and at prices no less than 100.0% of the estimated fair value of the shares on the date of grant as determined by our Board of Directors; provided, however, that the exercise price of an incentive stock option and nonqualified stock option granted to a greater than 10.0% stockholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years.
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 77,707 and 120,088 early exercised shares outstanding as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, there was a liability in the amount of $0.2 million recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months.

On March 13, 2021, our Board of Directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainers for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, nominating and corporate governance, and other committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the Board of Directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period.
As of June 30, 2022 and December 31, 2021 the maximum number of shares authorized for issuance to participants under the Plans was 25,044,499 and 20,615,612, respectively. As of June 30, 2022 and December 31, 2021, the number of shares available for issuance to participants under the Plans was 19,371,515 and 18,994,572, respectively.

During the six months ended June 30, 2022 and 2021, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the six months ended June 30, 2021.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the six months ended June 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,082,980	$27.70
Granted	3,520,925	17.14
Vested	(336,400)	20.51
Forfeited and canceled	(323,939)	22.07
Unvested at June 30, 2022	3,943,566	$19.34
The total fair value of RSUs vested during the six months ended June 30, 2022 was $3.8 million. Future stock-based compensation for unvested RSUs awarded as of June 30, 2022 was approximately $70.9 million and is expected to be recognized over a weighted-average period of 3.42 years.
Stock Options
The following summarizes our stock option activity for the six months ended June 30, 2022 (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2021	36,716,816	$3.55	5.76	$633,730
Granted	859,038	15.75
Exercised	(2,969,665)	1.56
Forfeited	(505,440)	7.11
Vested and expected to vest as of June 30, 2022	34,100,749	$3.98	5.47	$200,923
Exercisable as of June 30, 2022	25,640,244	$2.49	4.52	$189,281
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of options vested for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average grant date fair value of options granted	N/A	$17.64	$15.75	$10.70
Intrinsic value of options exercised	$10,289	$18,622	$41,138	$71,998
Total fair value of options vested	$11,026	$12,696	$24,725	$18,646
Future stock-based compensation for unvested employee options granted and outstanding as of June 30, 2022 was $57.4 million and is expected to be recognized over a weighted-average period of 2.19 years.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	N/A	6.00	5.24	5.48 - 6.07
Volatility	N/A	65%	32%	52% - 65%
Risk-free interest rate	N/A	1.06%	1.62%	0.50% - 1.06%
Dividend yield	N/A	0%	0%	0%
Fair value of underlying common stock	N/A	$30.02	$15.75	$16.78 - $30.02
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our employee stock purchase plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering, or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in June 2022 and ends in December 2022. For the six months ended June 30, 2022, we recorded approximately $0.9 million of compensation expense associated with our ESPP.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, SARs, and ESPP charges, by line item within the condensed consolidated statements of operations and comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue - platform	$1,432	$744	$2,902	$1,180
Cost of revenue - professional services and other	188	131	398	246
Research and development	3,413	2,500	6,811	5,952
General and administrative	5,087	4,237	10,125	8,095
Sales and marketing	1,357	536	2,949	924
Total stock-based compensation expense	$11,477	$8,148	$23,185	$16,397

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
14.Warrants
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
15.Income Taxes
We had an effective tax rate of 4.53% and (0.26)% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 is driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2022 and 2021. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

16.Commitments and Contingencies
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
17.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss and comprehensive loss	$(11,673)	$(2,437)	$(23,182)	$(28,894)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(11,673)	$(2,437)	$(23,182)	$(28,908)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	160,429,125	147,510,963	159,813,053	95,690,520
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.07)	$(0.02)	$(0.15)	$(0.30)
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	34,100,749	42,967,950	34,100,749	42,967,950
Outstanding restricted stock units	3,943,566	109,444	3,943,566	109,444
Outstanding shares estimated to be purchased under ESPP	134,318	144,841	134,318	144,841
Total	38,178,633	43,222,235	38,178,633	43,222,235

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
Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house, or FOH, management and payments, while further strengthening and enhancing restaurants’ direct consumer relationships. Consumers today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-consumer, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct consumer relationships, and collect, protect, and leverage valuable consumer data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise value, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $20 billion in GMV during the year ended December 31, 2021. We believe that GMV is an important metric to provide management with an indication of demand for our products. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our high dollar-based net revenue retention. See the section titled “Key Factors Affecting Our Performance” below for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. Our platform initially focused on our Order Management solutions, a suite of fully-integrated, white-label, on-demand digital commerce and channel management solutions, enabling guests to order and pay directly from restaurants via mobile, web, kiosk, voice, and other digital channels, through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules. We then expanded our platform by launching our Delivery Enablement solutions, including Dispatch, our delivery enablement module, and Rails, our aggregator and channel management module. In 2021, we acquired Wisely Inc, or Wisely. This acquisition added our Guest Engagement solutions, formerly known as Customer Engagement, a suite of restaurant-centric marketing and sentiment solutions enabling restaurants to collect, analyze, and act on guest data to deepen relationships, boost revenue, and increase Customer Lifetime Value, or CLV, through the Marketing Automation, Sentiment, and Guest Data Platform, or GDP, formerly known as Customer Data Platform, modules, as well as our FOH solutions which enable restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through the Host module. The key milestones in our corporate history are the following:
•2005: Olo Founder and CEO Noah Glass accepted $0.5 million in Series A funding to start Mobo.
•2010: We began rebranding as “Olo” and shifted our focus to enterprise customers.
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
•2021: We completed our IPO, executed our first acquisition, and surpassed $20 billion in GMV.
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
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future financial performance. Our enterprise brands, meaning those brands having 100 or more locations, tend to be highly loyal.
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
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, GDP, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-aggregator digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners.
Key Factors Affecting Our Performance

Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 82,000 active locations as of June 30, 2022, up from approximately 74,000 active locations as of June 30, 2021. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our exclusive, long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit, or ARPU. We calculate ARPU by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, fluctuations in the number of transactions processed by our customers on the platform, and the ability of our customers to switch to a competitor or develop their own internal platform solutions.
The following summarizes our ARPU and number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended June 30,
	2022	2021
Average Revenue Per Unit	$544	$486
Ending Active Locations	82,000	74,000
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
For the period ending June 30, 2022, we maintained an NRR of approximately 106%. While we maintained an NRR over 120% throughout 2021, 2020, and 2019, we observed a decline in NRR in the first and second quarters of 2022 as we lapped the last pre-vaccination period of the COVID-19 pandemic, during which time order volumes were elevated, and the final quarter operating under our prior DoorDash agreement. We expect to return to NRR in excess of 120% in the near term as customers continue to adopt additional product modules such as Olo Pay, FOH and Guest Engagement solutions.
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
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, KDSs, labor management providers, inventory management providers, and reservation and CRM platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which expands our capabilities and facilitates the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
Expand Our Longer-Term Market Opportunity
While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small- and medium-sized businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals, beyond the restaurant industry, that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to consumers. For example, we currently partner with a number of grocery chains who use our Ordering module to help their consumers order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.

Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods. We bill monthly in arrears. A majority of our platform revenue is derived from our Order Management solutions, which consist of our Ordering, Switchboard, Kiosk, Network, and Virtual Brands modules. We also generate platform revenue from our Delivery Enablement solutions, which include our Dispatch and Rails modules, as well as from Olo Pay. We may also charge third-party aggregators and other service providers in our ecosystem a per-transaction fee for access to our Dispatch and Rails modules. Subsequent to the Wisely Acquisition, we also generate revenue from our Guest Engagement and FOH solutions.
Professional Services and Other
Professional services and other revenue primarily consists of fees paid to us by our customers for the implementation of our platform. The majority of our professional service fees are billed on a fixed fee basis upon execution of our agreement. While we generally expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, we also expect that this increase will be offset as our deployment teams become more efficient and more familiar with customer systems and shorten deployment periods.
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software and intangible assets, payment processing, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform.
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
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude internal-use software development costs, as they are capitalized as a component of property and equipment, net, and amortized to platform cost of revenue over the term of their estimated useful life. We anticipate investments in this area to increase on an absolute dollar basis and as a percentage of revenue in the short-term as we continue to invest in innovative solutions to support our customers’ rapidly evolving needs.

General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, amortization of intangible assets, and other administrative functions. In addition, general and administrative expenses include travel-related expenses and allocated overhead. We also expect to incur additional general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we lap the initial increase in costs associated with operating as a public company and continue to scale our operations over time.
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing, amortization of intangible assets, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, hiring additional sales representatives, and sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue in the short-term as we continue to invest in our ability to sell new products and increase the visibility of our brand to new and existing customers.
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents and interest expense related to any outstanding debt.
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Platform	$44,538	$34,526	$86,004	$69,449
Professional services and other	1,063	1,370	2,353	2,570
Total revenue	45,601	35,896	88,357	72,019
Cost of revenue:
Platform (2)	12,749	6,180	23,773	11,787
Professional services and other (2)	1,419	1,183	3,197	2,426
Total cost of revenue	14,168	7,363	26,970	14,213
Gross Profit	31,433	28,533	61,387	57,806
Operating expenses:
Research and development (2)	17,233	13,931	34,058	28,387
General and administrative (2) (1)	17,235	13,310	35,196	31,764
Sales and marketing (2)	8,897	3,701	16,967	7,537
Total operating expenses	43,365	30,942	86,221	67,688
Loss from operations	(11,932)	(2,409)	(24,834)	(9,882)
Other income (expenses), net:
Interest income	533	—	585	—
Interest expense	(46)	—	(46)	—
Other income (expense)	7	10	13	(8)
Change in fair value of warrant liability	—	—	—	(18,930)
Total other income (expenses), net	494	10	552	(18,938)
Loss before income taxes	(11,438)	(2,399)	(24,282)	(28,820)
Provision (benefit) for income taxes	235	38	(1,100)	74
Net loss	(11,673)	(2,437)	(23,182)	(28,894)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(11,673)	$(2,437)	$(23,182)	$(28,908)

(1) Includes charitable donation expense of $5.1 million for the six months ended June 30, 2021.
(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue - platform	$1,432	$744	$2,902	$1,180
Cost of revenue - professional services and other	188	131	398	246
Research and development	3,413	2,500	6,811	5,952
General and administrative	5,087	4,237	10,125	8,095
Sales and marketing	1,357	536	2,949	924
Total stock-based compensation expense	$11,477	$8,148	$23,185	$16,397

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Platform	97.7%	96.2%	97.3%	96.4%
Professional services and other	2.3	3.8	2.7	3.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	28.0	17.2	26.9	16.4
Professional services and other	3.1	3.3	3.6	3.4
Total cost of revenue	31.1	20.5	30.5	19.7
Gross Profit	68.9	79.5	69.5	80.3
Operating expenses:
Research and development	37.8	38.8	38.5	39.4
General and administrative	37.8	37.1	39.8	44.1
Sales and marketing	19.5	10.3	19.2	10.5
Total operating expenses	95.1	86.2	97.6	94.0
Loss from operations	(26.2)	(6.7)	(28.1)	(13.7)
Other income (expenses), net:
Interest income	1.2	0.0	0.7	0.0
Interest expense	(0.1)	0.0	(0.1)	0.0
Other income (expense)	0.0	0.0	0.0	0.0
Change in fair value of warrant liability	0.0	0.0	0.0	(26.3)
Total other income (expenses), net	1.1	0.0	0.6	(26.3)
Loss before income taxes	(25.1)	(6.7)	(27.5)	(40.0)
Provision (benefit) for income taxes	0.5	0.1	(1.2)	0.1
Net loss and comprehensive loss	(25.6)	(6.8)	(26.2)	(40.1)
Accretion of redeemable convertible preferred stock to redemption value	0.0	0.0	0.0	0.0
Net loss attributable to Class A and Class B common stockholders	(25.6)%	(6.8)%	(26.2)%	(40.1)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$44,538	$34,526	$10,012	29.0%
Professional services and other	1,063	1,370	(307)	(22.4)
Total Revenue	$45,601	$35,896	$9,705	27.0%
Platform
Total platform revenue increased $10.0 million, or 29.0%, to $44.5 million for the three months ended June 30, 2022 from $34.5 million for the three months ended June 30, 2021. This increase was primarily the result of an increase in new active locations coming onto the platform, an increase in module adoption within our existing customer base, and increased transaction volumes. Active locations increased to approximately 82,000 as of June 30, 2022 from approximately 74,000 as of June 30, 2021, and ARPU increased to approximately $544 for the three months ended June 30, 2022 from approximately $486 for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, 51.6% and 47.2% of our platform revenue was subscription revenue, respectively, and 48.4% and 52.8% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.3 million, or 22.4%, to $1.1 million for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021, primarily due to due to labor shortages affecting our restaurant customers at both the operator and brand levels, elongating the sales cycle and delaying the start of deployments. While we generally expect professional services and other to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$12,749	$6,180	$6,569	106.3%
Professional services and other	1,419	1,183	236	19.9
Total cost of revenue	$14,168	$7,363	$6,805	92.4%
Percentage of revenue:
Platform	28.0%	17.2%
Professional services and other	3.1	3.3
Total cost of revenue	31.1%	20.5%
Gross Profit	$31,433	$28,533	$2,900	10.2%
Gross Margin	68.9%	79.5%
Platform
Total platform cost of revenue increased $6.6 million, or 106.3%, to $12.7 million for the three months ended June 30, 2022 from $6.2 million for the three months ended June 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel to support our revenue growth as well as higher hosting costs due to increased transaction volume and the addition of features and modules. Also contributing to the increase were the near-term impacts due to our recent acquisitions of Wisely in late 2021 and Omnivore, Inc. in the first quarter of 2022, the intangible amortization costs related to these acquisitions, and the processing costs associated with Olo Pay.
Professional Services and Other
Total professional services and other cost of revenue increased $0.2 million, or 19.9%, to $1.4 million for the three months ended June 30, 2022 from $1.2 million for the three months ended June 30, 2021. This increase was primarily the result of increased compensation costs to support the previously-mentioned growth in new active locations.
Gross Profit
Gross margin decreased to 68.9% for the three months ended June 30, 2022 from 79.5% for the three months ended June 30, 2021. The decrease in gross profit margin was driven by higher platform and professional services and other compensation costs to support growth in transactions, the increase in new active locations coming onto the platform, and the addition of features and modules, as well as by the near-term impacts due to our recent Wisely and Omnivore acquisitions, and the processing costs associated with Olo Pay.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$17,233	$13,931	$3,302	23.7%
Percentage of total revenue	37.8%	38.8%
Research and development expense increased $3.3 million, or 23.7%, to $17.2 million for the three months ended June 30, 2022 from $13.9 million for the three months ended June 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 37.8% for the three months ended June 30, 2022 from 38.8% for the three months ended June 30, 2021.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$17,235	$13,310	$3,925	29.5%
Percentage of total revenue	37.8%	37.1%
General and administrative expense increased $3.9 million, or 29.5%, to $17.2 million for the three months ended June 30, 2022 from $13.3 million for the three months ended June 30, 2021. This increase was primarily a result of higher compensation costs due to increased headcount to support the growth and stage of the organization, as well as severance costs related to the departure of our Chief Customer Officer. As a percentage of total revenue, general and administrative expenses increased to 37.8% for the three months ended June 30, 2022 from 37.1% for the three months ended June 30, 2021.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$8,897	$3,701	$5,196	140.4%
Percentage of total revenue	19.5%	10.3%
Sales and marketing expense increased $5.2 million, or 140.4%, to $8.9 million for the three months ended June 30, 2022 from $3.7 million for the three months ended June 30, 2021. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as costs associated with our in-person user conference, Beyond4, which we held in the second quarter of 2022 for the first time in two years, and intangible amortization costs related to our recent acquisitions. As a percentage of total revenue, sales and marketing expense increased to 19.5% for the three months ended June 30, 2022 from 10.3% for the three months ended June 30, 2021.
Other Income (Expenses), net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Interest income	$533	$—	$533	—
Percentage of total revenue	1.2%	—%
Interest expense	$(46)	$—	$(46)	—
Percentage of total revenue	(0.1)%	—%
Other income (expense)	$7	$10	$(3)	(30.0)%
Percentage of total revenue	—%	—%
Total other income (expenses), net	$494	$10	$484	4,840.0%
Percentage of total revenue	1.1%	—%
Other income for the three months ended June 30, 2022 was primarily driven by income earned on our investments and money-market funds.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$235	$38	$197	518.4%
Percentage of total revenue	0.5%	0.1%
Provision for income taxes for the three months ended June 30, 2022 primarily consist of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$86,004	$69,449	$16,555	23.8%
Professional services and other	2,353	2,570	(217)	(8.4)
Total Revenue	$88,357	$72,019	$16,338	22.7%
Platform
Total platform revenue increased $16.6 million, or 23.8%, to $86.0 million for the six months ended June 30, 2022 from $69.4 million for the six months ended June 30, 2021. This increase was primarily the result of an increase in new active locations coming onto the platform, an increase in module adoption within our existing customer base, and increased transaction volumes. Active locations increased to approximately 82,000 as of June 30, 2022 from approximately 74,000 as of June 30, 2021, and ARPU increased to approximately $1,072 for the six months ended June 30, 2022 from approximately $1,008 for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, 50.9% and 44.4% of our platform revenue was subscription revenue, respectively, and 49.1% and 55.6% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.2 million, or 8.4%, to $2.4 million for the six months ended June 30, 2022 from $2.6 million for the six months ended June 30, 2021, primarily due to labor shortages affecting our restaurant customers at both the operator and brand levels, elongating the sales cycle and delaying the start of deployments. While we generally expect professional services and other to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$23,773	$11,787	$11,986	101.7%
Professional services and other	3,197	2,426	771	31.8
Total cost of revenue	$26,970	$14,213	$12,757	89.8%
Percentage of revenue:
Platform	26.9%	16.4%
Professional services and other	3.6	3.4
Total cost of revenue	30.5%	19.7%
Gross Profit	$61,387	$57,806	$3,581	6.2%
Gross Margin	69.5%	80.3%
Platform
Total platform cost of revenue increased $12.0 million, or 101.7%, to $23.8 million for the six months ended June 30, 2022 from $11.8 million for the six months ended June 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel to support the revenue growth mentioned previously as well as higher hosting costs due to increased transaction volume and the addition of features and modules. Also contributing to the increase were the near-

term impacts due to our recent Wisely and Omnivore acquisitions, the intangible amortization costs related to these acquisitions, and the processing costs associated with Olo Pay.
Professional Services and Other
Total professional services and other cost of revenue increased $0.8 million, or 31.8%, to $3.2 million for the six months ended June 30, 2022 from $2.4 million for the six months ended June 30, 2021. This increase was primarily the result of increased compensation costs to support the previously-mentioned growth in new active locations.
Gross Profit
Gross margin decreased to 69.5% for the six months ended June 30, 2022 from 80.3% for the six months ended June 30, 2021. The decrease in gross profit margin was driven by higher platform and professional services and other compensation costs to support growth in transactions, the increase in new active locations coming onto the platform, and the addition of features and modules, as well as by the near-term impacts due to our recent Wisely and Omnivore acquisitions and the processing costs associated with Olo Pay.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$34,058	$28,387	$5,671	20.0%
Percentage of total revenue	38.5%	39.4%
Research and development expense increased $5.7 million, or 20.0%, to $34.1 million for the six months ended June 30, 2022 from $28.4 million for the six months ended June 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 38.5% for the six months ended June 30, 2022 from 39.4% for the six months ended June 30, 2021.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$35,196	$31,764	$3,432	10.8%
Percentage of total revenue	39.8%	44.1%
General and administrative expense increased $3.4 million, or 10.8%, to $35.2 million for the six months ended June 30, 2022 from $31.8 million for the six months ended June 30, 2021. This increase was primarily a result of higher compensation costs due to increased headcount to support the growth and stage of the organization, as well as severance costs related to the departure of our Chief Customer Officer and increased insurance costs and professional fees incurred as a result of us being a public company. These increases were partially offset by the absence in the six months ended June 30, 2022 of the following costs incurred during the six months ended June 30, 2021: (i) IPO related bonus awards, vesting and settlement of stock appreciation rights, or SARs, award as a result of the IPO; and (ii) a $5.1 million non-cash charge related to the donation of 172,918 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation. As a percentage of total revenue, general and administrative expenses decreased to 39.8% for the six months ended June 30, 2022 from 44.1% for the six months ended June 30, 2021.
We did not donate any shares during the six months ended June 30, 2022 to the Olo for Good Fund at Tides Foundation, but we expect to donate additional shares in the future in conjunction with our Olo for Good initiative.

Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$16,967	$7,537	$9,430	125.1%
Percentage of total revenue	19.2%	10.5%
Sales and marketing expense increased $9.4 million, or 125.1%, to $17.0 million for the six months ended June 30, 2022 from $7.5 million for the six months ended June 30, 2021. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as costs associated with our in-person user conference, Beyond4, which we held in the second quarter of 2022 for the first time in two years, and intangible amortization costs related to our recent acquisitions. This increase was partially offset by decreased marketing spend associated with our IPO-related costs for the six months ended June 30, 2021. As a percentage of total revenue, sales and marketing expense increased to 19.2% for the six months ended June 30, 2022 from 10.5% for the six months ended June 30, 2021.
Other Income (Expenses), net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Interest income	$585	$—	$585	—
Percentage of total revenue	0.7%	—%
Interest expense	$(46)	$—	$(46)	—
Percentage of total revenue	(0.1)%	—%
Other income (expense)	$13	$(8)	$21	(262.5)%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	$—	$(18,930)	$18,930	(100.0)%
Percentage of total revenue	—%	(26.3)%
Total other income (expenses), net	$552	$(18,938)	$19,490	(102.9)%
Percentage of total revenue	0.6%	(26.3)%
Other income for the six months ended June 30, 2022 was primarily driven by income earned on our investments and money-market funds.
The increase of $18.9 million in the fair value of warrant liability for the six months ended June 30, 2021 was the result of an increase in value of our redeemable convertible preferred stock warrant liability, which is directly related to an increase in the value of our stock underlying the warrants during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.
(Benefit) Provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(1,100)	$74	$(1,174)	(1586.5)%
Percentage of total revenue	(1.2)%	0.1%
The income tax benefit for the six months ended June 30, 2022 was driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Liquidity and Capital Resources
General
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $464.7 million, which was held for working capital purposes, as well as the available balance of our revolving line of credit, described further below.
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
We believe our existing cash and cash equivalents, marketable securities, and amounts available under our outstanding credit facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including, but not limited to, our obligation to repay any balance under our credit facility if we were to borrow against the facility in the future, our platform revenue growth rate, receivable and payable cycles, and the timing and extent of investments in research and development, sales and marketing, and general and administrative expenses.
Credit Facility
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility, or the Second Amended and Restated LSA.
The Second Amended and Restated LSA amended and restated the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended, or the Prior LSA, to, among other things, increase our available aggregate borrowing limit to $70.0 million and to provide the ability to request Pacific Western Bank to enter into commitments to increase the credit extensions available to us under the Second Amended and Restated LSA to up to $125.0 million, or the Accordion Facility.
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank, or the Prime Rate. or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA, or a Success Fee Trigger, in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of June 30, 2022.

The Second Amended and Restated LSA also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations, judgment defaults, inaccuracy of representations and warranties, and a material adverse change. Any default that is not cured or waived could result in Pacific Western Bank exercising its rights and remedies under the Second Amended and Restated LSA, including, but not limited to, the acceleration of the obligations under the Second Amended and Restated LSA and related documentation, and would permit Pacific Western Bank to exercise remedies with respect to all of the collateral that secured such obligations.
Pacific Western Bank has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. Upon our request, Pacific Western Bank will provide us a payoff letter providing for, among other things, repayment of our obligations then outstanding, including the success fee, and for termination of Pacific Western Bank’s obligations to make additional credit extensions and termination of the liens under the Second Amended and Restated LSA.
As of June 30, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of June 30, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(870)	$15,471
Net cash used in investing activities	$(132,930)	$(660)
Net cash provided by financing activities	$6,025	$484,669
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $0.9 million, primarily due to net loss of $23.2 million adjusted for non-cash charges of $26.3 million and a net decrease attributable to our operating assets and liabilities of $4.0 million. The non-cash adjustments primarily relate to stock-based compensation charges of $23.2 million and depreciation and amortization expense of $2.6 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in prepaid expenses of $2.0 million, primarily attributable to increased prepayments for software licensing fees, and a decrease in operating lease liabilities of $1.2 million due to payments on our leases.
For the six months ended June 30, 2021, net cash provided by operating activities was $15.5 million, primarily due to a net loss of $28.9 million adjusted for non-cash charges of $41.2 million and a net increase in our operating assets and liabilities of $3.0 million. The non-cash adjustments primarily related to the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, stock-based charges of $16.4 million, inclusive of vesting of SARs of $2.8 million, and a charge related to a charitable donor-advised fund of $5.1 million in connection with the IPO. The net increase in operating assets and liabilities was primarily driven by a net increase in accrued expenses and accounts payable of $2.5 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals and a decrease in accounts receivable of $5.7 million due to improved collections. This increase was offset by an increase in prepaid expenses of $4.8 million primarily due to insurance payments, and increases in contract assets and deferred contract costs of $0.9 million primarily due to the growth of our revenue.
Investing Activities
Cash used in investing activities was $132.9 million during the six months ended June 30, 2022, primarily due to $78.1 million of net cash paid for investments, $49.3 million to acquire Omnivore, and $5.5 million for the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.

Cash used in investing activities was $0.7 million during the six months ended June 30, 2021, primarily due to the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Financing Activities
Cash provided by financing activities was $6.0 million during the six months ended June 30, 2022, primarily driven by net proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
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
We use these non-GAAP financial measures and key performance indicators, in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including in the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. These measures provide consistency and comparability with past financial performance as measured by such non-GAAP figures, facilitate period-to-period comparisons of core operating results, and assist shareholders in better evaluating us by presenting period-over-period operating results without the effect of certain charges or benefits that may not be consistent or comparable across periods.
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income (loss): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions (non-cash expense), intangible and internal-use software amortization (non-cash expense), other non-cash charges, severance related to the departure of our Chief Customer Officer, and transaction costs incurred within one year of the related acquisition. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income (loss) because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods. Effective as of the first quarter fiscal 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income. We have historically excluded stock-based compensation expense from non-GAAP operating income, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. Prior period amounts have been revised to conform with the current year presentation.
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

Non-GAAP Operating Income (Loss)
The following table presents a reconciliation of GAAP operating loss to non-GAAP operating income (loss) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating Income (loss) reconciliation:
Operating loss, GAAP	$(11,932)	$(2,409)	$(24,834)	$(9,882)
Plus: Stock-based compensation expense and related payroll tax expense (1)	11,640	8,769	23,718	17,018
Plus: Charitable donation of Class A common stock	—	—	—	5,125
Plus: Impairment of internal-use software	—	—	475	—
Plus: Amortization	1,365	138	2,325	275
Plus: Severance costs (2)	555	—	555	—
Plus: Transaction costs	351	—	1,486	—
Operating income, non-GAAP	$1,979	$6,498	$3,725	$12,536
Percentage of revenue:
Operating margin, GAAP	(26)%	(7)%	(28)%	(14)%
Operating margin, non-GAAP	4%	18%	4%	17%

(1) For 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income. We have historically excluded stock-based compensation expense from non-GAAP operating income, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. Prior period amounts have been revised to conform with the current year presentation.
(2) Includes costs related to the departure of our Chief Customer Officer.

Non-GAAP Free Cash Flow
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$19	$11,262	$(870)	$15,471
Purchase of property and equipment	(333)	(165)	(409)	(271)
Capitalization of internal-use software	(2,663)	(317)	(5,125)	(389)
Non-GAAP free cash flow	$(2,977)	$10,780	$(6,404)	$14,811
Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments during the six months ended June 30, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 25, 2022.
Recent Accounting Pronouncements
See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for all recently issued standards impacting our condensed consolidated financial statements.
JOBS Act Accounting Election
We currently qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis. As a result, our financial statements may not be comparable to financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
However, as of the last business day of our second fiscal quarter of 2022, the market value of our Class A common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of the end of the current fiscal year ending December 31, 2022, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404, which require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we will no longer be able to take advantage of the extended transition period as of the end of the current fiscal year ending December 31, 2022, and we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with our investments and the Second Amended and Restated LSA with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control.

As of June 30, 2022, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of June 30, 2022, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of June 30, 2022, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of June 30, 2022, we had cash and cash equivalents of $386.7 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of June 30, 2022, we invested $140.3 million in money market funds and $78.0 million in other securities, of which $73.5 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas, resulting in rising transportation, wages, and other costs. The primary inflation factors affecting our business are increased cost of labor and overhead costs. However, we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weakness
We previously identified a material weakness in our internal control over financial reporting related to the lack of properly designed controls around complex technical accounting matters within our financial statement close process. We have concluded that this material weakness arose because, as a previously private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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
Remediation Plans
We have been implementing and will continue to implement measures to remediate the identified material weakness. Specifically, we have:
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

Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, as well as in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 and other filings with the SEC, before making any investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 25, 2022, may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and filed with the SEC on February 25, 2022, under the heading “Risk Factors.”

Operational Risks

The COVID-19 pandemic or recovery from the COVID-19 pandemic, including variants of COVID-19, and/or the impact of vaccinations, increased demand for in-person dining, and the impact of changes in response of governments and private industry to COVID-19 could materially adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including indoor dining restrictions, business closures, stay-at-home, and similar orders limiting the movement of individuals, and the resulting changes in consumer behaviors, disrupted the restaurant industry and impacted our normal operations, employees, partners, and customers. While nearly all regions have re-opened as a result of increased vaccination rates and our employees have transitioned to remote working arrangements, we face risks related to resurgences of COVID-19, including the emergence of new variant strains of COVID-19, which have and may in the future necessitate renewed government restrictions.

We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including developing and implementing internal policies and procedures and tracking changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents or decrease the cohesiveness of our teams and our ability to maintain our culture. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.

With the onset of COVID-19, we began to see an increase in transaction volumes as consumers turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and continued through the end of 2021. While we benefited from the acceleration of demand for off-premise dining, our profitability may be adversely impacted if orders placed for pickup grow faster or garner a greater share of off-premise orders than those placed for delivery. Furthermore, we do not expect the trends we experienced in 2020 and 2021 on number of active locations and transaction volume to continue (at least not to the extent experienced in 2020) and we expect our revenue will fluctuate in the near term.

The degree to which the ongoing COVID-19 pandemic and recovery will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, the emergence of new variant strains of COVID-19, actions taken to contain the COVID-19 pandemic, including any restrictions on economic activity and domestic and international trade, the timing of any future booster shot rollouts, the acceptance of the vaccine and booster shots, and the extent of the impact of these and other factors on our employees, partners, vendors, guests, and restaurant customers. The COVID-19 pandemic and related restrictions could limit our restaurant customers’ ability to continue to operate, serve guests, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks, or other hacking or phishing attacks, or cause other unpredictable effects.

The ongoing COVID-19 pandemic, in addition to other factors, also has caused heightened uncertainty in the global economy. If economic conditions further deteriorate, guests may not have the financial means to make purchases from our restaurant customers and may delay or reduce discretionary purchases, negatively impacting our restaurant customers and our results of operations. Uncertainty may cause prospective or existing restaurant customers to defer purchasing decisions in anticipation of new modules or enhancements by us or our competitors. Our small and medium business, or SMB, brands may be more susceptible to general economic conditions than our enterprise brands, which may have greater liquidity and access to capital. Uncertain and adverse economic conditions also may lead to increased refunds and chargebacks, reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulty in collections.

Our growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.

We principally generate subscription revenue from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, Guest Data Platform, or GDP, and Host modules and transaction revenue from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-marketplace digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google search results and Maps pages). While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to these customers, or continue to increase the volume of transactions on our platform. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

As the circumstances that have accelerated the growth of our business stemming from the effects of stay at home orders and increased online ordering during the ongoing COVID-19 pandemic have eased, and along with general economic uncertainty, among other factors, our revenue may fluctuate in the near term. You should not rely on our revenue or other operating and liquidity metrics for any previous quarterly or annual period as an indication of our revenue or revenue growth or other operating and liquidity metrics or their growth in future periods.

We may also fail to attract new customers, increase the volume of transactions on our platform, retain or increase revenue from existing customers, or increase sales of our modules to both new and existing customers as a result of a number of factors, including:

•reductions in our current or potential customers’ spending levels;
•reduction in the number of transactions using our modules due to the easing of efforts to reduce the spread of COVID-19 and any reductions in consumer spending on dining due to the general economic climate;
•actions taken to contain the ongoing COVID-19 pandemic due to new variants or resurgences, including governmental and other restrictions that could impact our customers;
•the labor shortage facing the restaurant industry, which may limit the ability of new or existing customers to adopt our modules;
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
•a decline in the number of customer locations utilizing our services;
•the ability of our customers to switch to a competitor or develop their own internal platform solutions;
•changes in the size and complexity of our customer relationships;
•changes in our relationships with third parties, including our delivery service provider, or DSP, ordering aggregator, customer loyalty, and payment processor partners;
•failure to maintain compatibility with third party systems or failure to integrate with new systems;
•the timeliness and success of new modules we may develop;
•concerns relating to actual or perceived security breaches;
•the frequency and severity of any system outages; and
•technological changes or problems.

Additionally, we anticipate that our revenue growth rate will decline over time as the number of customers using our platform increases and we achieve higher market penetration rates. Furthermore, as our market penetration among larger potential customers increases, we may be required to target smaller customers to maintain our revenue growth rates, which could result in lower gross profits. As our growth rate declines, investors’ perception of our business may be adversely affected and the trading price of our Class A common stock could decline as a result. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing customers and increase sales to existing customers.

Commercial Risks

We currently generate significant revenue from our largest restaurant customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations, and financial condition.

For the year ended December 31, 2021, our 10 largest restaurant customers generated an aggregate of approximately 19% of our revenue. Although these customers enter into contracts with us, our large customers have in the past and may in the future reduce or terminate their usage of our platform, reduce the number of locations using our platform, or decide not to renew their agreements with us. Our customers have in the past and may in the future choose to develop their own solutions that do not utilize any or all of modules. They also may demand price reductions as their usage of our modules increases, due to competitive pressures, changes in economic conditions, or otherwise, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations, and financial condition may be adversely affected.

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

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens, we invest substantial resources pursuing unsuccessful sales opportunities, or our customers do not timely onboard and deploy our modules, our operating results and growth would be harmed.

We have historically incurred significant costs and experienced long sales cycles when selling to customers. In the restaurant brand market segment, the decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, before committing to deploying our modules at scale, restaurant brand customers often require extensive education about our modules and significant support time with our employees or pilot programs, engage in protracted pricing negotiations, and seek to secure development resources.

Additionally, sales cycles for restaurant brand customers in general and larger restaurant brands in particular are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Further, even after our customers contract to use our platform, they may require extensive integration or deployment resources from us before they become active customers, which have at times extended to multiple quarterly periods following the execution of an agreement with us. Because we generally only generate transaction revenue after our platform is deployed, if we are unable to deploy our platform with our customers in a timely manner, our results of operations and financial condition may be harmed. Our sales cycle has extended, and may continue to be extended, due to our restaurant brand customers’ budgetary constraints and shifting priorities in response to labor and staffing challenges at both the operator and brand level. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays in the deployment of our platform to customers or incur greater than anticipated costs, our business, financial condition, and results of operations could be adversely affected.

Financial Risks

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As of December 31, 2022, we will be a large accelerated filer and cease to be an emerging growth company. Due to our change in status, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

We continue to compile the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We continue to develop our internal audit function, and we have hired, and may need to hire additional, accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. As we have identified a material weakness in the past, any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, in connection with the results of such evaluation, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional staff. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have financed our operations since inception primarily through sales of our equity securities, including our completed IPO, payments received from customers, and borrowings under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.

Additional financing may not be available on terms favorable to us, if at all. In particular, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by geopolitical instability, an ongoing war in Ukraine, the ongoing COVID-19 pandemic, and record inflation. It is impossible to predict the extent to which our business will be impacted in the short and long term, but such uncertainty and disruption may reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, rising interest rates may reduce our access to debt capital, which may adversely affect our future business plans and expected growth, and will increase the cost of any future borrowings and our variable rate borrowings, which would reduce our earnings. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of our equity to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Volatility in equity capital markets may also adversely affect market prices of our securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities, and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

Legal, Regulatory, Compliance, and Reputational Risks

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liabilities, or adversely affect our business.

In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. The regulatory framework for privacy and security issues in the United States is rapidly evolving. Violating consumers’ privacy rights, making deceptive use of prospective or current customers’ personal information, or failing to take appropriate steps to keep personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission, or FTC, Act, 15 U.S.C § 45(a). The FTC has broad powers to investigate, which may result in binding consent orders and fines, as do states’ attorneys general under comparable state unfair and deceptive act laws.

Additionally, laws in all 50 states require us to provide notice to customers when certain sensitive personal information has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, on January 1, 2020, California adopted the California Consumer Privacy Act of 2018, or CCPA, which provides data privacy rights for consumers and operational requirements for covered businesses. The CCPA gives California residents more control over their personal information and includes a statutory damages framework and private right of action imposing civil penalties against businesses that fail to comply with certain security practices. Although the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and exposure to liability. More so, additional states that adopt privacy laws that differ from the CCPA may require us to do unanticipated and unbudgeted work in order to comply with additional privacy and data security requirements.

We anticipate that more states may enact legislation similar to the CCPA, providing consumers around the United States with new privacy rights and increasing the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has already prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, or impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. Additionally, these costs may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Several other states recently passed new privacy laws similar to the CCPA and the CPRA. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA, and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CDPA and the CPA will both become effective January 1, 2023. On March 24, 2022, Utah’s governor signed into law the Utah Consumer Privacy Act, effective December 31, 2023. Additionally, on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring, which will go into effect on July 1, 2023. The effects of these new state laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and litigation.

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

We previously relied upon the EU-U.S. Privacy Shield program to legitimize certain transfers of personal data from the EU and European Economic Area, or EEA, to the United States pursuant to the GDPR. However, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield program. As a result of this decision, companies that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the United States and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the CJEU deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between EU controllers and non-EU processors, such as us, are valid, the CJEU also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs, which have been required of all new transfers of personal data from the EEA to third countries (including the United States) since September 2021, and must be used for all existing transfers of personal data from the EU to third countries relying on the prior versions of the SCCs by December 2022. The new versions of the SCCs seek to address the issues identified by the CJEU’s decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, and despite not being currently subject to the GDPR, we will continue to face uncertainty as to whether efforts to comply with European transfer restrictions will be sufficient. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties, or adverse publicity, which could have an adverse effect on our reputation and business.

We publish privacy policies, self-certifications, such as the EU-U.S. Privacy Shield, and other documentation regarding our collection, processing, use, and disclosure of personal information, credit card information, and other confidential information.

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

We released a beta version of our Payment solution, Olo Pay, to select restaurant brands in October 2020. We began commercially offering Olo Pay in the first quarter of 2022. We also released a new feature, Borderless, to a limited number of customers in July 2022, to allow guests to securely speed through an accelerated checkout process across brands within the Olo Pay network.

If we fail to comply with the rules and regulations adopted by the payment card networks, we would be in breach of our contractual obligations to our payment processors, financial institutions, or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees, and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer or consumer information. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.

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

Our DSP and other partners may be subject to pricing, licensing, and data regulations, which may impact our business.

Our DSP and other partners’ revenue is dependent on the pricing models they use to calculate earnings. In particular, the DSPs’ pricing models have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. An increasing number of municipalities have proposed delivery network fee caps with respect to DSPs’ delivery offerings. For example, in 2022, New York City began requiring DSPs to obtain a license in order to do business within the city; instituted a percentage cap on service, transaction, and other fees that DSPs may charge food service establishments; and began allowing food delivery workers to unilaterally cap the distances they are required to travel for delivery. Additional regulation of the DSPs, including with regard to licensing, sharing of end user data, and pricing, could increase their operating costs and adversely affect their business, which may in turn adversely affect our business. Furthermore, our partners may be forced to change their pricing models, or otherwise limit or abandon their business operations altogether, in jurisdictions where laws or regulations significantly impact their business, which could ultimately harm our revenue.

Employee Related Risks

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

Our ability to convince restaurant brands to use our platform or adopt additional modules will depend, in part, on our ability to attract and retain sales personnel with experience selling to large enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve revenue growth in the future will depend, in part, on our ability to recruit, train, and retain a sufficient number of experienced sales professionals, particularly those with experience selling to restaurant brands or large enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at restaurant brands and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business.

In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with appropriate qualifications. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire top talent, we may be required to pay higher wages or provide increased levels of benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other technology companies. We also place a heavy emphasis on the qualification and training of our team members, and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in additional costs and a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Capital markets have been volatile, which may cause the perceived value of our equity awards to decline and cause prospective employees to believe there is limited upside to the value of our equity awards, which would adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Industry Risks

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, rising interest rates, lower consumer confidence or spending, volatile equity capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, high unemployment, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, and terrorist attacks on the United States, Canada, or elsewhere, have caused, and in the future may cause, a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions resulting from a destruction of our headquarters, and negatively affect the growth of our business, revenue, and earnings.

More specifically, we are heavily reliant on the restaurant, food, and delivery industries, and any downturn or shift in those industries could significantly impact our results. In poor or uncertain economic conditions, restaurant guest traffic could be adversely impacted if guests choose to dine out or order less frequently or reduce the amount they spend on meals. In addition, inflation and the rising costs of food and labor have caused some businesses in the restaurant food and delivery industries to raise their prices which could cause a decline in guest traffic. Further, to the extent there is a sustained general economic downturn and our solutions are perceived by restaurant customers and potential restaurant customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand digital commerce spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Additionally, reports, whether true or not, of foodborne illnesses and injuries caused by food tampering have severely injured the reputations of participants in the food business and the restaurant industry generally, and could continue to do so in the future, and those reports could harm our business and results of operations. The potential for acts of terrorism on the United States’ food supply also exists and, if such an event occurs, it could harm our business and results of operations.

In addition, we contract directly with our DSPs to provide delivery services to our restaurant customers through our Dispatch module and then invoice our restaurant customers for the cost associated with DSP services. As a result, we may be required to make payments to DSPs prior to receiving payment from our restaurant customers for DSP transactions, which could reduce the amount of cash and cash equivalents we have available for the period between payment to the DSPs and receipt of payment from the restaurant customer. In addition, if any of our restaurant customers were to go out of business, become insolvent, or otherwise be unable to pay for DSP transactions, we would be responsible for making payments to the DSPs that our customers otherwise would have made, which could adversely affect our business. Additionally, our DSPs and other vendors, suppliers, or partners may raise prices that we may not be able to pass on to our restaurant customers. This may materially and adversely affect our business, including our competitive position, market share, revenues, and earnings.

Lastly, the increased pace of consolidation in the restaurant industry, the loss of partners that may have gone out of business or may have merged with other of our partners, or if any of our customers are acquired by another company that does not use our solutions, may result in reduced overall spending on our platform. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within the restaurant industry. If the economic conditions of the general economy or markets in which we operate worsen, our business, results of operations, and financial condition could be materially and adversely affected.

Risks Related to Ownership of Our Class A Common Stock

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.

We may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks, assumptions, and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by the ongoing COVID-19 pandemic and changes in the macroeconomic environment. Our actual results may not always be in line with or exceed any guidance we have provided, and may differ materially from such projections, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic, the war in Ukraine, rising interest rates and inflation, and other factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or in our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we continue to reduce our guidance for future periods, the market price of our Class A common stock may decline. While we currently issue public guidance, there can be no assurance that we will continue to do so in the future.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our quarterly operating results, including our revenues, operating margin, profitability, cash flow, number of locations, and transaction volumes may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•fluctuations in demand for or pricing of our platform, or any of our modules, including any governmental regulations that restrict the amount we can charge;
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
•our ability to retain and increase revenue, locations, and transaction volumes from existing customers;
•fluctuations in the amount of revenue from our existing customers, the number of existing customers, and the number of locations that we serve for our existing customers;
•delays in our customers’ adoption of new products, including Olo Pay;
•the timing of our customer purchases and deployments;
•the amount of time it takes for our customers to be onboarded to our platform and modules;

•customer expansion rates and the pricing and quantity of subscriptions renewed and transactions processed through our platform;
•competition and the actions of our competitors, including pricing changes and the introduction of new products, services, and geographies;
•reductions in pricing or customer locations, including as a result of negotiations with our larger customers;
•changes in the size and complexity of our customer relationships;
•actions by our customers related to implementation of internal or competitive products and tools that may displace their need for our services;
•changes in spending by our existing or prospective customers;
•pricing our platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
•customer renewal rates and the amounts for which agreements are renewed;
•timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•the investment in and success of new modules relative to our existing infrastructure and platform;
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
•general economic conditions, both domestically and internationally, as well as economic conditions (including rising inflation and interest rates) specifically affecting industries in which our customers participate;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations or key performance indicators fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the ongoing COVID-19 pandemic, rising inflation, and interest rates;
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing and adoption rates of our modules;
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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This risk could materially adversely affect our business, results of operations, and financial condition.

The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue and trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially.

We are currently an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors. As of December 31, 2022, we will no longer qualify as an “emerging growth company” and as a result will incur additional costs.

    We are currently an “emerging growth company,” as defined in the JOBS Act, but will no longer qualify as an emerging growth company as of December 31, 2022. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We have taken advantage of those exemptions in previous reports and filings, as well as in this in this Quarterly Report on Form 10-Q, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. We cannot predict if investors will find our Class A common stock less attractive based on our decision to rely on these exemptions during the period that we are an emerging growth company.

As of December 31, 2022, we will cease to be an emerging growth company and we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert their attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC, or other regulatory authorities, which would require additional financial and management resources.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase as we prepare for, and following, December 31, 2022, when we no longer qualify as an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
Not applicable.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1+	Separation Agreement and Release, by and between Registrant and Marty Hahnfeld, dated May 9, 2022.	Filed herewith

10.2+	Advisor Agreement, by and between Registrant and Marty Hahnfeld, dated May 9, 2022.	Filed herewith

10.3+	Employment Agreement, by and between Registrant and Diego Panama, dated April 26, 2022.	Filed herewith

10.4	Sixth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Pacific Western Bank, dated May 9, 2022.	Filed herewith

10.5#	First Amendment to the Restated Delivery Network Agreement, by and between the Registrant and DoorDash, Inc., dated July 30, 2021.	Filed herewith

10.6#	Second Amendment to the Restated Delivery Network Agreement, by and between the Registrant and DoorDash, Inc., dated April 4, 2022.	Filed herewith

10.7†
Second Amended and Restated Loan and Security Agreement, dated June 10, 2022, by and among the Registrant, Wisely, LLC, Omnivore Technologies, Inc. and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on June 15, 2022).
June 15, 2022

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

Olo Inc.

August 11, 2022	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

August 11, 2022	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)