Form 10-Q
period 2022-09-30
Olo Inc.
filed 2022-11-09
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2022, 105,945,207 shares of the registrant’s Class A common stock and 57,460,687 shares of registrant’s Class B common stock were outstanding.

OLO INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the amount and timing of any repurchases of our common stock under our share repurchase program, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, or ARPU, ending active locations and dollar-based net revenue retention, or NRR;
•the durability of the growth we have experienced in the past due to the COVID-19 pandemic and the associated government-imposed restrictions on consumer preferences for digital ordering and customer adoption of multi-modules;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop and release new products and services and the success of any new products;
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
•the loss or decline in revenue from any of our significant customers and our resulting financial condition;
•our ability to repurchase shares at all or at the times or in the amounts we desire, and the results of our share repurchase program;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, our subsequent Quarterly Reports on Form 10-Q, and our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$366,399	$514,445
Short-term investments	101,956	—
Accounts receivable, net of allowances of $612 and $657, respectively	43,108	42,319
Contract assets	402	568
Deferred contract costs	2,729	2,567
Prepaid expenses and other current assets	6,644	5,718
Total current assets	521,238	565,617
Property and equipment, net	10,540	3,304
Intangible assets, net	22,688	19,635
Goodwill	207,540	162,956
Contract assets, noncurrent	619	387
Deferred contract costs, noncurrent	3,991	3,616
Operating lease right-of-use assets	14,568	—
Long-term investments	804	—
Other assets, noncurrent	452	361
Total assets	$782,440	$755,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,930	$2,184
Accrued expenses and other current liabilities	46,543	45,395
Unearned revenue	2,608	1,190
Operating lease liabilities, current	2,666	—
Total current liabilities	53,747	48,769
Unearned revenue, noncurrent	1,121	3,014
Operating lease liabilities, noncurrent	16,328	—
Other liabilities, noncurrent	243	2,343
Total liabilities	71,439	54,126
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at September 30, 2022 and December 31, 2021; 105,063,706 and 78,550,530 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at September 30, 2022 and December 31, 2021; 58,421,140 and 79,149,659 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	163	158
Preferred stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	860,574	813,166
Accumulated deficit	(149,316)	(111,574)
Accumulated other comprehensive loss	(420)	—
Total stockholders’ equity	711,001	701,750
Total liabilities and stockholders’ equity	$782,440	$755,876
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Platform	$46,357	$36,084	$132,361	$105,533
Professional services and other	909	1,306	3,262	3,876
Total revenue	47,266	37,390	135,623	109,409
Cost of revenue:
Platform	13,920	6,632	37,693	18,419
Professional services and other	1,346	1,532	4,543	3,958
Total cost of revenue	15,266	8,164	42,236	22,377
Gross Profit	32,000	29,226	93,387	87,032
Operating expenses:
Research and development	19,101	14,485	53,159	42,872
General and administrative	20,894	21,270	56,090	53,034
Sales and marketing	7,923	4,728	24,890	12,265
Total operating expenses	47,918	40,483	134,139	108,171
Loss from operations	(15,918)	(11,257)	(40,752)	(21,139)
Other income (expenses), net:
Interest income	1,525	—	2,110	—
Interest expense	(70)	—	(116)	—
Other (expense) income	(7)	(15)	6	(23)
Change in fair value of warrant liability	—	—	—	(18,930)
Total other income (expenses), net	1,448	(15)	2,000	(18,953)
Loss before income taxes	(14,470)	(11,272)	(38,752)	(40,092)
Provision (benefit) for income taxes	90	36	(1,010)	110
Net loss	$(14,560)	$(11,308)	$(37,742)	$(40,202)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(14,560)	$(11,308)	$(37,742)	$(40,216)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.09)	$(0.08)	$(0.23)	$(0.35)
Diluted	$(0.09)	$(0.08)	$(0.23)	$(0.35)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,364,654	148,452,987	160,667,412	113,451,378
Diluted	162,364,654	148,452,987	160,667,412	113,451,378
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,560)	$(11,308)	$(37,742)	$(40,202)
Other comprehensive loss:
Unrealized loss on investments	(169)	—	(420)	—
Total other comprehensive loss	(169)	—	(420)	—
Comprehensive loss	$(14,729)	$(11,308)	$(38,162)	$(40,202)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock on exercise of stock options	1,851,334	2	2,305	—	—	2,307
Vesting of restricted stock units	136,662	—	—	—	—	—
Stock-based compensation	—	—	12,457	—	—	12,457
Net loss	—	—	—	(11,509)	—	(11,509)
Balance as of March 31, 2022	159,688,185	$160	$827,928	$(123,083)	$—	$705,005
Issuance of common stock under the Employee Stock Purchase Plan	193,267	—	1,764	—	—	1,764
Issuance of common stock on exercise of stock options	1,118,331	1	2,322	—	—	2,323
Vesting of restricted stock units	199,738	—	—	—	—	—
Stock-based compensation	—	—	11,750	—	—	11,750
Other comprehensive loss	—	—	—	—	(251)	(251)
Net loss	—	—	—	(11,673)	—	(11,673)
Balance as of June 30, 2022	161,199,521	$161	$843,764	$(134,756)	$(251)	$708,918
Issuance of common stock in connection with charitable donation	172,918	—	1,406	—	—	1,406
Issuance of common stock on exercise of stock options	1,945,436	2	3,028	—	—	3,030
Vesting of restricted stock units	166,971	—	—	—	—	—
Stock-based compensation	—	—	12,376	—	—	12,376
Other comprehensive loss	—	—	—	—	(169)	(169)
Net loss	—	—	—	(14,560)	—	(14,560)
Balance as of September 30, 2022	163,484,846	$163	$860,574	$(149,316)	$(420)	$711,001

OLO INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	477,826
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	(14)
Issuance of preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	2,847
Issuance of common stock in connection with charitable donation	—	—	172,918	—	5,125	—	5,125
Issuance of common stock on exercise of stock options	—	—	1,965,824	2	2,155	—	2,157
Stock-based compensation	—	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	—	(26,457)	(26,457)
Balance as of March 31, 2021	—	$—	146,998,378	$147	$660,849	$(95,758)	$565,238
Reversal of deferred offering costs	—	—	—	—	1,145	—	1,145
Issuance of common stock on exercise of stock options	—	—	698,453	1	949	—	950
Stock-based compensation	—	—	—	—	8,198	—	8,198
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of June 30, 2021	—	$—	147,696,831	$148	$671,141	$(98,195)	$573,094
Issuance of common stock in connection with charitable donation	—	—	172,918	—	7,982	—	7,982
Issuance of common stock on exercise of stock options	—	—	2,984,858	3	5,370	—	5,373
Vesting of restricted stock units	—	—	788	—	—	—	—
Stock-based compensation	—	—	—	—	7,927	—	7,927
Net loss	—	—	—	—	—	(11,308)	(11,308)
Balance as of September 30, 2021	—	$—	150,855,395	$151	$692,420	$(109,503)	$583,068
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities
Net loss	$(37,742)	$(40,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,285	800
Stock-based compensation	35,104	21,417
Stock-based compensation in connection with vesting of Stock Appreciation Rights	—	2,847
Charitable donation of Class A common stock	1,406	13,107
Bad debt expense	263	283
Change in fair value of warrants	—	18,930
Non-cash lease expense	1,706	—
Deferred income tax benefit	(1,421)	—
Non-cash impairment charges	2,806	—
Other non-cash loss, net	(560)	—
Changes in operating assets and liabilities:
Accounts receivable	(602)	4,966
Contract assets	(66)	(898)
Prepaid expenses and other current assets	(404)	(3,256)
Deferred contract costs	(537)	(594)
Accounts payable	(452)	(3,721)
Accrued expenses and other current liabilities	927	10,350
Operating lease liabilities	(1,893)	—
Unearned revenue	(558)	2,354
Other liabilities, noncurrent	136	(174)
Net cash provided by operating activities	2,398	26,209
Investing activities
Purchases of property and equipment	(454)	(324)
Capitalized internal-use software	(6,997)	(871)
Acquisitions, net of cash acquired	(49,241)	—
Purchases of investments	(114,006)	—
Sales and maturities of investments	11,388	—
Net cash used in investing activities	(159,310)	(1,195)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts	—	485,541
Cash received for employee payroll tax withholdings	7,083	25,696
Cash paid for employee payroll tax withholdings	(7,012)	(18,691)
Proceeds from exercise of warrants	—	392
Payment of deferred finance costs	—	(135)
Payment of deferred offering costs	(423)	(4,118)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	9,218	8,287
Net cash provided by financing activities	8,866	496,972
Net (decrease) increase in cash and cash equivalents	(148,046)	521,986
Cash and cash equivalents, beginning of period	514,445	75,756
Cash and cash equivalents, end of period	$366,399	$597,742

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$—	$339
Vesting of early exercised stock options	$174	$174
Accretion of redeemable convertible preferred stock to redemption value	$—	$14
Purchase of property and equipment on account	$—	$34
Capitalization of stock-based compensation for internal-use software	$1,856	$173
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of September 30, 2022, our results of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 and our cash flows for the nine months ended September 30, 2022 and 2021, respectively. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
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
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash and short- and long-term investments held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. We reduce our credit risk by placing our cash and investments with major financial institutions with high credit ratings. As of September 30, 2022 and December 31, 2021, no customer had a balance over 10% of our accounts

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
receivable. For the three months ended September 30, 2022 and 2021, one customer accounted for 12% and 16% of our revenue, respectively. For the nine months ended September 30, 2022 and 2021, one customer accounted for 12% and 19% of our revenue, respectively.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our investments are classified as available-for-sale at the time of purchase, and we reevaluate such classification as of each balance sheet date. We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations.
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in other (expense) income, net in the condensed consolidated statements of operations.
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30 days. The accounts receivable balance at September 30, 2022 and December 31, 2021 included unbilled receivables of $0.6 million and $4.1 million, respectively.
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
The following summarizes our allowance for doubtful accounts activity (in thousands):

	September 30,
	2022	2021
Beginning balance	$657	$631
Bad debt expense	263	283
Writeoffs	(308)	(257)
Ending balance	$612	$657
Business Combinations
We account for acquisitions using the acquisition method of accounting and determine whether a transaction constitutes a business and is treated as a business combination or if the transaction does not constitute a business and is treated as an asset acquisition. The acquisition method of accounting requires, among other things, allocation of the fair value of

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
We review goodwill for impairment annually on October 1st (beginning day of the fourth quarter) of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In the first nine months of 2022, there were no events or changes in circumstances that would have required an interim impairment test. In conducting our annual impairment test, we review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Subsequent to the adoption of ASC 842 on January 1, 2022
We determine if an arrangement is a lease or contains a lease at inception. Our lease agreements are generally for office facilities, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. Our leases may also contain non-lease components such as payments of maintenance, utilities, and taxes, which we have elected to account for separately, as these amounts are readily determinable. At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of the minimum rental payments discounted using our incremental borrowing rate (“IBR”) over the lease term (or, if readily determinable, the rate implicit in the lease). The right-of-use asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives. We subleased a portion of our office space and recognize rental income on a straight-line basis as an offset to other leases costs, net within general and administrative expenses.
The lease term used to measure right-of-use lease assets and lease liabilities may include renewal options which are deemed reasonably certain to be exercised. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred. Our leases do not contain any material residual value guarantees or material restrictive covenants.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under prior guidance, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU No 2021-08 as of January 1, 2022 on a

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
prospective basis and the adoption impact of the new standard was not material to our condensed consolidated financial statements. The standard did not impact our contract assets or liabilities prior to the adoption date.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$23,919	$909	$24,828
Transferred at a point in time	22,438	—	22,438
Total revenue	$46,357	$909	$47,266

	Three Months Ended September 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$17,046	$1,306	$18,352
Transferred at a point in time	19,038	—	19,038
Total revenue	$36,084	$1,306	$37,390

	Nine Months Ended September 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$67,710	$3,262	$70,972
Transferred at a point in time	64,651	—	64,651
Total revenue	$132,361	$3,262	$135,623

	Nine Months Ended September 30, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$47,902	$3,876	$51,778
Transferred at a point in time	57,631	—	57,631
Total revenue	$105,533	$3,876	$109,409
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.0 million as of each of September 30, 2022 and December 31, 2021.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the nine months ended September 30, 2022, we recognized $1.2 million of revenue related to contracts that were included in unearned revenue at December 31, 2021. During the nine months ended September 30, 2021, we recognized $0.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2020.
As of September 30, 2022, our remaining performance obligations were approximately $40.8 million, approximately 45% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$6,183	$5,176
Capitalization of deferred contract costs	3,084	2,607
Amortization of deferred contract costs	(2,547)	(2,013)
Ending balance	$6,720	$5,770
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$224,315	$—	$224,315	$224,315	$—	$—
Level 1:
Money market funds	140,977	—	140,977	140,977	—	—
Commercial paper	20,617	(73)	20,544	905	19,639	—
Subtotal	161,594	(73)	161,521	141,882	19,639	—
Level 2:
Certificates of deposit	32,857	(124)	32,733	—	32,733	—
U.S. Government and agency securities	27,392	(86)	27,306	—	27,306	—
Corporate bonds	23,421	(137)	23,284	202	22,278	804
Subtotal	83,670	(347)	83,323	202	82,317	804
Level 3:	—	—	—	—	—	—
Total	$469,579	$(420)	$469,159	$366,399	$101,956	$804

	As of December 31, 2021
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$219,344	$—	$219,344	$219,344	$—	$—
Level 1:
Money market funds	295,101	—	295,101	295,101	—	—
Total	$514,445	$—	$514,445	$514,445	$—	$—
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the nine months ended September 30, 2022, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million, as more fully described in “Note 5—Property and Equipment.” In addition, during the three months ended September 30, 2022, we entered into a sublease of our corporate headquarters, and in connection with this, we recorded a non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures within the leased space. See “Note 11—Leases” for additional information on the new sublease agreement.
Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of September 30, 2022	As of December 31, 2021
Computer and office equipment	3 - 5	$2,186	$1,800
Capitalized internal-use software	3	11,770	3,392
Furniture and fixtures	10	132	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	364	374
Total property and equipment		14,452	5,952
Less: accumulated depreciation and amortization of internal-use software		(3,912)	(2,648)
Total property and equipment, net		$10,540	$3,304
Depreciation and amortization expense from property and equipment was approximately $0.7 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense from property and equipment was approximately $1.5 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
We recorded a non-cash impairment charge of $0.5 million for the nine months ended September 30, 2022 related to a portion of our internal-use software that was abandoned. This amount was recorded in research and development expenses within the condensed consolidated statement of operations. In addition, we recorded a non-cash impairment charge of $0.1 million for the three and nine months ended September 30, 2022 in connection with the sublease of our corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations. See “Note 11—Leases” for additional information on the new sublease agreement.
6.Acquisitions
Omnivore Acquisition
On February 20, 2022, we signed a definitive agreement to acquire Omnivore Technologies, Inc. (“Omnivore”), a restaurant technology provider that connects restaurants’ Point of Sale systems with technologies that improve efficiency and increase profitability. We closed the acquisition on March 4, 2022 for total consideration of approximately $49.3 million in cash, net of cash acquired and a post-closing working capital adjustment.
The operating results of Omnivore have been included in our condensed consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through September 30, 2022 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the condensed consolidated financial statements.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Omnivore as of March 4, 2022 (in thousands):

Initial Fair Value Estimate
Accounts receivable	$451
Other current assets	148
Operating lease right-of-use asset	236
Property and equipment	24
Other assets, noncurrent	9
Customer relationships	1,290
Developed technology	4,410
Trademark	150
Goodwill	44,678
Accounts payable	(198)
Accrued expenses and other current liabilities	(101)
Unearned revenue	(83)
Operating lease liability, current	(81)
Operating lease liability, noncurrent	(177)
Deferred tax liability, net	(1,421)
Total purchase price, net of cash acquired and post-closing working capital adjustment	$49,335
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

We recorded $1.2 million in transaction related expenses, primarily related to transaction related compensation, advisory, legal, valuation, and other professional fees, for the nine months ended September 30, 2022. The transaction related expenses are recorded within the condensed consolidated statements of operations as follows (in thousands):

Operating expenses:
Sales and marketing	$79
General and administrative	1,155
Total transaction costs	$1,234

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
We recorded $0.2 million in transaction related expenses, primarily related to legal and insurance fees, for the nine months ended September 30, 2022 in general and administrative expenses within the condensed consolidated statement of operations.
During the nine months ended September 30, 2022, we decreased goodwill by $0.1 million as a result of finalizing our working capital acquired. We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date.
7.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$162,956
Adjustment to Wisely acquisition	(94)
Acquisition of Omnivore	44,678
Balance at September 30, 2022	$207,540

The gross book value and accumulated amortization of intangible assets, net, as of September 30, 2022 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.2	$14,595	$(1,985)	$12,610
Customer relationships	7.2	10,921	(1,197)	9,724
Trademark	2.1	486	(132)	354
Balance at September 30, 2022		$26,002	$(3,314)	$22,688

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Amortization expense associated with intangible assets was $1.0 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2022 (remaining)	$950
2023	3,967
2024	3,949
2025	3,813
2026	3,804
Thereafter	6,205
Total	$22,688
No goodwill or intangible asset impairment losses were recognized during the nine months ended September 30, 2022. See “Note 6—Acquisitions” for additional information on the acquisitions of Omnivore and Wisely.
8.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid software licensing fees	$2,466	$1,888
Prepaid insurance	504	1,298
Other	3,674	2,532
Total prepaid expenses and other current assets	$6,644	$5,718
9.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued delivery service partner fees	$35,111	$35,441
Accrued compensation and benefits	6,036	4,189
Professional and consulting fees	709	1,806
Accrued taxes	1,261	1,538
Other	3,426	2,421
Total accrued expenses and other current liabilities	$46,543	$45,395
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest,

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
per annum, most recently announced by Pacific Western Bank (the “Prime Rate”) or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA (a “Success Fee Trigger”), in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of September 30, 2022.
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

As of September 30, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of September 30, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Interest expense related to the Second Amended and Restated LSA was immaterial for the nine months ended September 30, 2022. No interest expense was recognized related to the Prior LSA for the nine months ended September 30, 2021. Deferred financing costs related to the Second Amended and Restated LSA were capitalized and are included within other current and non-current assets as of September 30, 2022.
11.Leases
We have a non-cancelable operating lease for our corporate headquarters in New York City (“Headquarters Lease”), which expires in May 2030, and a non-cancelable operating lease for our former office (“Former Headquarters”), which expires in September 2023. As a result of the acquisition of Omnivore, we have a non-cancelable operating lease in Clearwater, Florida (“Omnivore Lease”), which expires in January 2025. Our lease terms under the Omnivore Lease include periods under options to extend or terminate the lease. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
In August 2022, we entered into a new sublease agreement for the remaining term of the Headquarters Lease. In accordance with ASC Topic 360, we evaluated the associated assets for impairment, which included the right-of-use asset and furniture and fixtures for the office space. We compared the expected future undiscounted cash flows attributable to the associated assets to the carrying value and determined that they were impaired. Based on this evaluation, we determined that a

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
portion of the right-of-use asset was no longer recoverable and recorded a right-of-use asset impairment charge of $2.2 million. We also determined that furniture and fixtures related to the space were no longer recoverable, and recorded an asset impairment charge for the carrying value of the assets of $0.1 million. We also recorded broker commission fees of $0.9 million in connection with the subleasing of our headquarters. These impairment charges and commission expenses were recorded in general and administrative expenses in the condensed consolidated statement of operations.

We also sublease a portion of our Former Headquarters, which we ceased using in connection with the signing of the Headquarters Lease. The sublease of our Former Headquarters expires in March 2023.
As disclosed in “Note 2—Significant Accounting Policies,” we adopted ASC 842 on January 1, 2022. We have elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions on expired or existing leases about lease identification, lease classification, and initial direct costs. Payments of maintenance, utilities, and taxes are expensed as incurred and excluded from right-of-use assets and lease liabilities, and were immaterial for the three and nine months ended September 30, 2022. Furthermore, we elected to not capitalize leases with a term of 12 months or less and recognize the lease expense for such leases on a straight-line basis over the lease term.
The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We determined our IBR by obtaining interest rates from various external financing sources and made certain adjustments to reflect the terms of the lease and type of the asset leased.
The elements of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating lease costs	$843	$2,513
Other lease income	(87)	(261)
Total lease costs	$756	$2,252
Rent expense, excluding sublease income, under ASC 840, Leases, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively. Rental income was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.
Cash paid for amounts included in the initial measurement of lease liabilities were $2.7 million for the nine months ended September 30, 2022.
As of September 30, 2022, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

2022 (remaining)	$907
2023	3,444
2024	2,877
2025	2,893
2026	2,960
Thereafter	10,114
Total future minimum lease payments	23,195
Less: imputed interest	(4,201)
Total	$18,994

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The weighted average remaining lease term and discount rate for the operating leases were as follows:

As of September 30, 2022
Weighted average remaining lease term (years)	7.35
Weighted average discount rate	5.40%
As of December 31, 2021, our future minimum payments under non-cancelable leases for operating facilities as determined prior to the adoption of ASC 842 were as follows (in thousands):

2022	$3,559
2023	3,352
2024	2,780
2025	2,885
2026	2,960
Thereafter	10,113
Total	$25,649
12.Stockholders’ Equity
Changes in Capital Structure
On March 5, 2021, our Board of Directors and stockholders approved an amended and restated certificate of incorporation effecting a 17-for-1 forward stock split of our issued and outstanding shares of common stock and Series A, A-1, B, C, D, and E preferred stock. Additionally, all outstanding equity instruments, including our time-based stock options, performance-based SARs, and preferred stock warrants, were adjusted to reflect the 17-for-1 forward stock split. The stock split was effected on March 5, 2021. The par value of the Class B common stock and redeemable convertible preferred stock was not adjusted as a result of the stock split. All issued and outstanding Class B common stock, redeemable convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and stock options, as well as the per share amounts, included in the accompanying financial statements have been adjusted to reflect this stock split for all periods presented.
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

	As of September 30, 2022	As of December 31, 2021
Shares available for grant under employee stock purchase plan	5,145,300	3,760,115
Shares available for grant under stock option plan	22,597,825	18,994,572
Restricted stock units	4,710,098	1,082,980
Options issued and outstanding under stock option plan	31,960,236	36,716,816
Total common stock reserved for future issuance	64,413,459	60,554,483

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “Stock Buyback Program”). Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased, if any, will be determined by a committee established by the Board of Directors and depend on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. As of September 30, 2022, we have not repurchased any shares under the Stock Buyback Program.
Charitable Contributions
In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative. We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.4 million as a non-cash general and administrative expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
We donated 172,918 and 345,836 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $8.0 million and $13.1 million as a non-cash general and administrative expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

Through September 30, 2022, we have donated a total of 518,754 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
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
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying condensed balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 56,508 and 120,088 early exercised shares outstanding as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, there was a liability in the amount of $0.2 million recorded in accrued expenses and other current liabilities in our balance sheet because vesting is within the next 12 months.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
amounts in cash or equity. Each new non-employee director appointed to the Board of Directors after the IPO date will be granted an initial RSU award with a value of $0.3 million subject to vesting over a three-year period.
As of September 30, 2022 and December 31, 2021 the maximum number of shares authorized for issuance to participants under the Plans was 29,445,392 and 20,615,612, respectively. As of September 30, 2022 and December 31, 2021, the number of shares available for issuance to participants under the Plans was 22,597,825 and 18,994,572, respectively.

During the nine months ended September 30, 2022 and 2021, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the nine months ended September 30, 2021.
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the nine months ended September 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,082,980	$27.70
Granted	4,699,191	15.48
Vested	(503,371)	20.40
Forfeited and canceled	(568,702)	19.80
Unvested at September 30, 2022	4,710,098	$17.24
The total fair value of RSUs vested during the nine months ended September 30, 2022 was $5.1 million. Future stock-based compensation for unvested RSUs awarded as of September 30, 2022 was approximately $73.6 million and is expected to be recognized over a weighted-average period of 3.26 years.
Stock Options
The following summarizes our stock option activity for the nine months ended September 30, 2022 (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2021	36,716,816	$3.55	5.76	$633,730
Granted	1,100,118	14.72
Exercised	(4,915,101)	1.56
Forfeited	(941,597)	6.77
Vested and expected to vest as of September 30, 2022	31,960,236	$4.15	5.32	$144,435
Exercisable as of September 30, 2022	24,706,582	$2.73	4.47	$134,287

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of options vested for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average grant date fair value of options granted	$4.45	N/A	$4.87	$10.70
Intrinsic value of options exercised	$18,074	$97,370	$59,212	$169,450
Total fair value of options vested	$6,027	$10,709	$20,604	$29,355
Future stock-based compensation for unvested employee options granted and outstanding as of September 30, 2022 was $49.7 million and is expected to be recognized over a weighted-average period of 2.07 years.
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.00	N/A	5.24 - 6.00	5.48 - 6.07
Volatility	36%	N/A	32% - 36%	52% - 65%
Risk-free interest rate	2.87%	N/A	1.62% - 2.87%	0.50% - 1.06%
Dividend yield	0%	N/A	0%	0%
Fair value of underlying common stock	$11.07	N/A	$11.07 - $15.75	$16.78 - $30.02
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our employee stock purchase plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, commencing on January 1, 2022 through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering, or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in June 2022 and ends in December 2022. For the nine months ended September 30, 2022, we recorded approximately $1.2 million of compensation expense associated with our ESPP.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, SARs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue - platform	$1,367	$762	$4,269	$1,942
Cost of revenue - professional services and other	167	116	565	362
Research and development	3,571	2,570	10,382	8,522
General and administrative	5,442	3,907	15,567	12,002
Sales and marketing	1,372	512	4,321	1,436
Total stock-based compensation expense	$11,919	$7,867	$35,104	$24,264

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
15.Income Taxes
We had an effective tax rate benefit of 2.61% and expense of (0.27)% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate benefit for the nine months ended September 30, 2022 is driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2022 and 2021. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
On September 26, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain executive officers, captioned Pompano Beach Police and Firefighters Retirement System v. Olo Inc., et. al. (Case 1:22-cv-08228). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that Olo made materially false and misleading statements regarding the number of active locations. The lawsuit seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. We believe the case is without merit and are vigorously defending this matter. We are unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
We are a party to various lawsuits and claims in the ordinary course of business, including the matter described above. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
17.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,560)	$(11,308)	$(37,742)	$(40,202)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(14,560)	$(11,308)	$(37,742)	$(40,216)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	162,364,654	148,452,987	160,667,412	113,451,378
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.09)	$(0.08)	$(0.23)	$(0.35)

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	31,960,236	39,815,982	31,960,236	39,815,982
Outstanding restricted stock units	4,710,098	155,422	4,710,098	155,422
Outstanding shares estimated to be purchased under ESPP	125,128	143,815	125,128	143,815
Total	36,795,462	40,115,219	36,795,462	40,115,219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including with respect to our transaction volumes, our net revenue retention rate, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 25, 2022 and our other filings with the SEC.
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
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. Our platform initially focused on our Order Management solutions, a suite of fully-integrated, white-label, on-demand digital commerce and channel management solutions, enabling guests to order and pay directly from restaurants via mobile, web, kiosk, voice, and other digital channels, through our Ordering, Network, Switchboard, Kiosk, and Virtual Brands modules. We then expanded our platform by launching our Delivery Enablement solutions, including Dispatch, our delivery enablement module, and Rails, our aggregator and channel management module. In 2021, we acquired Wisely Inc, or Wisely. This acquisition added our Guest Engagement solutions (formerly known as Customer Engagement) and our FOH solutions to our product offerings. Our Guest Engagement solutions encompass a suite of restaurant-centric marketing and sentiment solutions that enable restaurants to collect, analyze, and act on guest data to deepen relationships, boost revenue, and increase Guest Lifetime Value, or LTV (formerly known as Customer Lifetime Value). Our Guest Engagement solutions include the Marketing Automation, Sentiment, and Guest Data Platform, or GDP (formerly known as Customer Data Platform) modules. Our FOH solutions enable restaurants to streamline queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties through the Host module.
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
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day. In 2021, more than 85 million guests transacted on our platform. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. To our knowledge, we have never experienced a material breach of customer or consumer data. Our open SaaS platform integrates with over 300 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, payment processors, user experience, or UX, user interface, or UI, providers, loyalty programs, on-premise ordering providers, kitchen display systems, or KDS, labor management providers, inventory management providers, and reservation and customer relationship management, or CRM, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for our leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. Our brands tend to be highly loyal.
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
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their consumers while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue primarily from our Ordering, Switchboard, Kiosk, Virtual Brands, Marketing Automation, Sentiment, GDP, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Rails, Dispatch, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-aggregator digital channels (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google search results and Maps pages). These products generate fees predominantly through revenue sharing agreements with partners.

Key Factors Affecting Our Performance

Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our exclusive, long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit, or ARPU. We calculate ARPU by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, fluctuations in the number of transactions processed by our customers on the platform, and the ability of our customers to switch to a competitor or develop their own internal platform solutions.
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 84,000 active locations as of September 30, 2022, up from approximately 76,000 active locations as of September 30, 2021. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
The following summarizes our ARPU and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended September 30,
	2022	2021
Average Revenue Per Unit	$558	$484
Ending Active Locations	84,000	76,000
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
For the quarter ended September 30, 2022, NRR was approximately 107%, an increase of 100 basis points as compared to the quarter ended June 30, 2022. While we maintained an NRR over 120% throughout 2021, 2020, and 2019, we observed a decline in NRR beginning in the first quarter of 2022 and continuing through the third quarter of 2022, as we lapped the last pre-vaccination period of the COVID-19 pandemic, during which time order volumes were elevated, and the final quarter operating under our prior DoorDash agreement. We expect to maintain NRR in excess of 100% in the near term as customers continue to adopt additional product modules such as Olo Pay, FOH, and Guest Engagement solutions.

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
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, Ordering Service Providers, or OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, KDSs, labor management providers, inventory management providers, and reservation and CRM platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which would expand our capabilities and facilitate the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
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
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-year automatic renewal periods. We generally bill monthly in arrears. A majority of our platform revenue is derived from our Order Management solutions, which consist of our Ordering, Switchboard, Kiosk, Network, and Virtual Brands modules. We also generate platform revenue from our Delivery Enablement solutions, which include our Dispatch and Rails modules, as well as from Olo Pay. We may also charge third-party aggregators and other service providers in our ecosystem a per-transaction fee for access to our Dispatch and Rails modules. Subsequent to the Wisely Acquisition, we also generate revenue from our Guest Engagement and FOH solutions.
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

General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include amortization of intangible assets, travel-related expenses, and allocated overhead. We also incur additional general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we lap the initial increase in costs associated with operating as a public company and continue to scale our operations over time.
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Platform	$46,357	$36,084	$132,361	$105,533
Professional services and other	909	1,306	3,262	3,876
Total revenue	47,266	37,390	135,623	109,409
Cost of revenue:
Platform (2)	13,920	6,632	37,693	18,419
Professional services and other (2)	1,346	1,532	4,543	3,958
Total cost of revenue	15,266	8,164	42,236	22,377
Gross Profit	32,000	29,226	93,387	87,032
Operating expenses:
Research and development (2)	19,101	14,485	53,159	42,872
General and administrative (1) (2) (3)	20,894	21,270	56,090	53,034
Sales and marketing (2)	7,923	4,728	24,890	12,265
Total operating expenses	47,918	40,483	134,139	108,171
Loss from operations	(15,918)	(11,257)	(40,752)	(21,139)
Other income (expenses), net:
Interest income	1,525	—	2,110	—
Interest expense	(70)	—	(116)	—
Other (expense) income	(7)	(15)	6	(23)
Change in fair value of warrant liability	—	—	—	(18,930)
Total other income (expenses), net	1,448	(15)	2,000	(18,953)
Loss before income taxes	(14,470)	(11,272)	(38,752)	(40,092)
Provision (benefit) for income taxes	90	36	(1,010)	110
Net loss	(14,560)	(11,308)	(37,742)	(40,202)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(14,560)	$(11,308)	$(37,742)	$(40,216)

(1) Includes charitable donation expense of $1.4 million for both the three and nine months ended September 30, 2022. Also includes $8.0 million and $13.1 million of charitable donation expense for the three and nine months ended September 30, 2021, respectively.
(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Cost of revenue - platform	$1,367	$762	$4,269	$1,942
Cost of revenue - professional services and other	167	116	565	362
Research and development	3,571	2,570	10,382	8,522
General and administrative	5,442	3,907	15,567	12,002
Sales and marketing	1,372	512	4,321	1,436
Total stock-based compensation expense	$11,919	$7,867	$35,104	$24,264
(3) Includes non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures and broker commission fees of $0.9 million in connection with the subleasing of our headquarters.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Platform	98.1%	96.5%	97.6%	96.5%
Professional services and other	1.9	3.5	2.4	3.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	29.5	17.7	27.8	16.8
Professional services and other	2.8	4.1	3.3	3.6
Total cost of revenue	32.3	21.8	31.1	20.5
Gross Profit	67.7	78.2	68.9	79.5
Operating expenses:
Research and development	40.4	38.7	39.2	39.2
General and administrative	44.2	56.9	41.4	48.5
Sales and marketing	16.8	12.6	18.4	11.2
Total operating expenses	101.4	108.3	98.9	98.9
Loss from operations	(33.7)	(30.1)	(30.0)	(19.3)
Other income (expenses), net:
Interest income	3.2	0.0	1.6	0.0
Interest expense	(0.1)	0.0	(0.1)	0.0
Other (expense) income	0.0	0.0	0.0	0.0
Change in fair value of warrant liability	0.0	0.0	0.0	(17.3)
Total other income (expenses), net	3.1	0.0	1.5	(17.3)
Loss before income taxes	(30.6)	(30.1)	(28.6)	(36.6)
Provision (benefit) for income taxes	0.2	0.1	(0.7)	0.1
Net loss	(30.8)	(30.2)	(27.8)	(36.7)
Accretion of redeemable convertible preferred stock to redemption value	0.0	0.0	0.0	0.0
Net loss attributable to Class A and Class B common stockholders	(30.8)%	(30.2)%	(27.8)%	(36.8)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$46,357	$36,084	$10,273	28.5%
Professional services and other	909	1,306	(397)	(30.4)
Total Revenue	$47,266	$37,390	$9,876	26.4%
Platform
Total platform revenue increased $10.3 million, or 28.5%, to $46.4 million for the three months ended September 30, 2022 from $36.1 million for the three months ended September 30, 2021. This increase was primarily the result of an increase in new active locations coming onto the platform, an increase in module adoption within our existing customer base, and increased transaction volumes. Active locations increased to approximately 84,000 as of September 30, 2022 from approximately 76,000 as of September 30, 2021, and ARPU increased to approximately $558 for the three months ended September 30, 2022 from approximately $484 for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, 51.6% and 47.2% of our platform revenue was subscription revenue, respectively, and 48.4% and 52.8% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.4 million, or 30.4%, to $0.9 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021, primarily due to labor shortages affecting our restaurant customers at both the operator and brand levels, elongating the sales cycle and delaying the start of deployments. While we generally expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$13,920	$6,632	$7,288	109.9%
Professional services and other	1,346	1,532	(186)	(12.1)
Total cost of revenue	$15,266	$8,164	$7,102	87.0%
Percentage of revenue:
Platform	29.5%	17.7%
Professional services and other	2.8	4.1
Total cost of revenue	32.3%	21.8%
Gross Profit	$32,000	$29,226	$2,774	9.5%
Gross Margin	67.7%	78.2%
Platform
Total platform cost of revenue increased $7.3 million, or 109.9%, to $13.9 million for the three months ended September 30, 2022 from $6.6 million for the three months ended September 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel to support our revenue growth as well as higher hosting costs due to increased transaction volume and the addition of features and modules. Also contributing to the increase were the near-

term impacts due to our recent acquisitions of Wisely in late 2021 and Omnivore, Inc. in the first quarter of 2022, the intangible amortization costs related to these acquisitions, and the processing costs associated with Olo Pay.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.2 million, or 12.1%, to $1.3 million for the three months ended September 30, 2022 from $1.5 million for the three months ended September 30, 2021. This decrease was primarily the result of a decrease in third party consulting costs, partially offset by increased compensation costs to support the previously-mentioned growth in new active locations.
Gross Profit
Gross margin decreased to 67.7% for the three months ended September 30, 2022 from 78.2% for the three months ended September 30, 2021. The decrease in gross profit margin was driven by higher platform and professional services and other compensation costs to support growth in transactions, the increase in new active locations coming onto the platform, and the addition of features and modules, as well as by the near-term impacts due to our recent Wisely and Omnivore acquisitions, and the processing costs associated with Olo Pay.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$19,101	$14,485	$4,616	31.9%
Percentage of total revenue	40.4%	38.7%
Research and development expense increased $4.6 million, or 31.9%, to $19.1 million for the three months ended September 30, 2022 from $14.5 million for the three months ended September 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses increased to 40.4% for the three months ended September 30, 2022 from 38.7% for the three months ended September 30, 2021.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$20,894	$21,270	$(376)	(1.8)%
Percentage of total revenue	44.2%	56.9%
General and administrative expense decreased $0.4 million, or 1.8%, to $20.9 million for the three months ended September 30, 2022 from $21.3 million for the three months ended September 30, 2021. This decrease was primarily a result of the reduction of $6.6 million related to the donation of shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, partially offset by: (i) costs and an impairment expense associated with the sublease of our corporate headquarters; and (ii) severance costs, including those related to the departure of our Chief Customer Officer. As a percentage of total revenue, general and administrative expenses decreased to 44.2% for the three months ended September 30, 2022 from 56.9% for the three months ended September 30, 2021.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$7,923	$4,728	$3,195	67.6%
Percentage of total revenue	16.8%	12.6%
Sales and marketing expense increased $3.2 million, or 67.6%, to $7.9 million for the three months ended September 30, 2022 from $4.7 million for the three months ended September 30, 2021. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, and intangible amortization costs related to our recent acquisitions. This increase was partially offset by decreased professional and consulting fees for the three months ended September 30, 2022. As a percentage of total revenue, sales and marketing expense increased to 16.8% for the three months ended September 30, 2022 from 12.6% for the three months ended September 30, 2021.
Other Income (Expenses), net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Interest income	$1,525	$—	$1,525	—
Percentage of total revenue	3.2%	—%
Interest expense	$(70)	$—	$(70)	—
Percentage of total revenue	(0.1)%	—%
Other (expense) income	$(7)	$(15)	$8	(53.3)%
Percentage of total revenue	—%	—%
Total other income (expenses), net	$1,448	$(15)	$1,463	(9,753.3)%
Percentage of total revenue	3.1%	—%
Other income for the three months ended September 30, 2022 was primarily driven by income earned on our investments and money-market funds.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$90	$36	$54	150.0%
Percentage of total revenue	0.2%	0.1%
Provision for income taxes for the three months ended September 30, 2022 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$132,361	$105,533	$26,828	25.4%
Professional services and other	3,262	3,876	(614)	(15.8)
Total Revenue	$135,623	$109,409	$26,214	24.0%
Platform
Total platform revenue increased $26.8 million, or 25.4%, to $132.4 million for the nine months ended September 30, 2022 from $105.5 million for the nine months ended September 30, 2021. This increase was primarily the result of an increase in new active locations coming onto the platform, an increase in module adoption within our existing customer base, and increased transaction volumes. Active locations increased to approximately 84,000 as of September 30, 2022 from approximately 76,000 as of September 30, 2021, and ARPU increased to approximately $1,622 for the nine months ended September 30, 2022 from approximately $1,509 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, 51.2% and 45.4% of our platform revenue was subscription revenue, respectively, and 48.8% and 54.6% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.6 million, or 15.8%, to $3.3 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021, primarily due to labor shortages affecting our restaurant customers at both the operator and brand levels, elongating the sales cycle and delaying the start of deployments. While we generally expect professional services and other to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$37,693	$18,419	$19,274	104.6%
Professional services and other	4,543	3,958	585	14.8
Total cost of revenue	$42,236	$22,377	$19,859	88.7%
Percentage of revenue:
Platform	27.8%	16.8%
Professional services and other	3.3	3.6
Total cost of revenue	31.1%	20.5%
Gross Profit	$93,387	$87,032	$6,355	7.3%
Gross Margin	68.9%	79.5%
Platform
Total platform cost of revenue increased $19.3 million, or 104.6%, to $37.7 million for the nine months ended September 30, 2022 from $18.4 million for the nine months ended September 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel to support the revenue growth mentioned previously as well as higher hosting costs due to increased transaction volume and the addition of features and modules. Also contributing to the increase were the near-term impacts due to our recent Wisely and Omnivore acquisitions, the intangible amortization costs related to these acquisitions, and the processing costs associated with Olo Pay.
Professional Services and Other
Total professional services and other cost of revenue increased $0.6 million, or 14.8%, to $4.5 million for the nine months ended September 30, 2022 from $4.0 million for the nine months ended September 30, 2021. This increase was primarily the result of increased compensation costs to support the previously-mentioned growth in new active locations, partially offset by a decrease in third party consulting costs.
Gross Profit
Gross margin decreased to 68.9% for the nine months ended September 30, 2022 from 79.5% for the nine months ended September 30, 2021. The decrease in gross profit margin was driven by higher platform and professional services and other compensation costs to support growth in transactions, the increase in new active locations coming onto the platform, and the addition of features and modules, as well as by the near-term impacts due to our recent Wisely and Omnivore acquisitions and the processing costs associated with Olo Pay.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$53,159	$42,872	$10,287	24.0%
Percentage of total revenue	39.2%	39.2%
Research and development expense increased $10.3 million, or 24.0%, to $53.2 million for the nine months ended September 30, 2022 from $42.9 million for the nine months ended September 30, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses remained steady at 39.2% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$56,090	$53,034	$3,056	5.8%
Percentage of total revenue	41.4%	48.5%
General and administrative expense increased $3.1 million, or 5.8%, to $56.1 million for the nine months ended September 30, 2022 from $53.0 million for the nine months ended September 30, 2021. This increase was primarily a result of higher compensation costs due to increased headcount to support the growth and stage of the organization, severance costs, including those related to the departure of our Chief Customer Officer, costs and an impairment expense associated with the sublease of our corporate headquarters, and increased insurance costs and professional fees incurred as a result of us being a public company. These increases were partially offset by the reduction of $11.7 million related to the donation of shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, and the absence in the nine months ended September 30, 2022 of IPO related bonus awards and vesting and settlement of stock appreciation rights, or SARs, as a result of the IPO. As a percentage of total revenue, general and administrative expenses decreased to 41.4% for the nine months ended September 30, 2022 from 48.5% for the nine months ended September 30, 2021.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$24,890	$12,265	$12,625	102.9%
Percentage of total revenue	18.4%	11.2%
Sales and marketing expense increased $12.6 million, or 102.9%, to $24.9 million for the nine months ended September 30, 2022 from $12.3 million for the nine months ended September 30, 2021. This increase was primarily the result of additional compensation costs, inclusive of commission costs, due to increases in headcount, as well as costs associated with our in-person user conference, Beyond4, which we held in the second quarter of 2022 for the first time in two years, and intangible amortization costs related to our recent acquisitions. This increase was partially offset by decreased professional and consulting fees for the nine months ended September 30, 2021. As a percentage of total revenue, sales and marketing expense increased to 18.4% for the nine months ended September 30, 2022 from 11.2% for the nine months ended September 30, 2021.
Other Income (Expenses), net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Interest income	$2,110	$—	$2,110	—
Percentage of total revenue	1.6%	—%
Interest expense	$(116)	$—	$(116)	—
Percentage of total revenue	(0.1)%	—%
Other (expense) income	$6	$(23)	$29	(126.1)%
Percentage of total revenue	—%	—%
Change in fair value of warrant liability	$—	$(18,930)	$18,930	(100.0)%
Percentage of total revenue	—%	(17.3)%
Total other income (expenses), net	$2,000	$(18,953)	$20,953	(110.6)%
Percentage of total revenue	1.5%	(17.3)%
Other income for the nine months ended September 30, 2022 was primarily driven by income earned on our investments and money-market funds.
The increase of $18.9 million in the fair value of warrant liability for the nine months ended September 30, 2021 was directly related to an increase in the value of our stock underlying the warrants during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into shares of Class B common stock.
(Benefit) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(1,010)	$110	$(1,120)	(1018.2)%
Percentage of total revenue	(0.7)%	0.1%
The income tax benefit for the nine months ended September 30, 2022 was driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Liquidity and Capital Resources
General
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $469.2 million, which was held for working capital purposes and to fund repurchases of our common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We finance our operations primarily through payments received from customers and sales of our equity securities.
On March 19, 2021, we completed our IPO, in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock. Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased, if any, will be determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. As of September 30, 2022, we have not repurchased any shares under the Stock Buyback Program.
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank, or the Prime Rate. or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA, or a Success Fee Trigger, in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and

Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of September 30, 2022.
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
As of September 30, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our headquarters. As of September 30, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$2,398	$26,209
Net cash used in investing activities	$(159,310)	$(1,195)
Net cash provided by financing activities	$8,866	$496,972
Operating Activities
For the nine months ended September 30, 2022, net cash provided by operating activities was $2.4 million, primarily due to net loss of $37.7 million adjusted for non-cash charges of $43.6 million, partially offset by a net decrease attributable to our operating assets and liabilities of $3.4 million. The non-cash adjustments primarily relate to stock-based compensation charges of $35.1 million, depreciation and amortization expense of $4.3 million, non-cash impairment charges of $2.8 million, and a charge related to a charitable donor-advised fund of $1.4 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $1.9 million due to payments on our leases, a decrease in unearned revenue of $0.6 million due to the timing of payment from customers and revenue recognition, increases in contract assets and deferred contract costs of $0.6 million primarily due to growth of our revenue, and an increase in prepaid expenses of $0.4 million, primarily attributable to increased prepayments for software licensing fees.
For the nine months ended September 30, 2021, net cash provided by operating activities was $26.2 million, primarily due to a net loss of $40.2 million adjusted for non-cash charges of $57.4 million and a net increase in our operating assets and liabilities of $9.0 million. The non-cash adjustments primarily related to stock-based charges of $24.3 million, inclusive of vesting of SARs of $2.8 million, as well as the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million and a charge related to a charitable donor-advised fund of $13.1 million. The net increase in operating assets and liabilities was primarily driven by a net increase in accrued expenses and accounts payable of $6.6 million related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals, inclusive of payables related to our 2021 Employee Stock Purchase Plan, and a decrease in accounts receivable of $5.0 million due to improved collections. This increase was offset by an increase in prepaid expenses of $3.3 million primarily due to insurance payments, and increases in contract assets and deferred contract costs of $1.5 million primarily due to the growth of our revenue.
Investing Activities
Cash used in investing activities was $159.3 million during the nine months ended September 30, 2022, primarily due to $102.6 million of net purchases of investments, $49.2 million to acquire Omnivore, and $7.5 million for the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Cash used in investing activities was $1.2 million during the nine months ended September 30, 2021, primarily due to the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Financing Activities
Cash provided by financing activities was $8.9 million during the nine months ended September 30, 2022, primarily driven by net proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
Cash provided by financing activities was $497.0 million during the nine months ended September 30, 2021, reflecting $485.5 million of net proceeds from the issuance of Class A common stock in our IPO (net of underwriters’ discounts and commissions), $8.3 million of net proceeds from the exercise of stock options, $7.0 million of net proceeds received from employee tax withholdings as a result of the exercise of stock options, and $0.4 million of net proceeds from the exercise of warrants. Increases were partially offset by payment of deferred offering costs of $4.1 million during the nine months ended September 30, 2021.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income and free cash flow, each of which is a non-GAAP financial measure, and certain key performance indicators, including GMV, active locations, NRR, and ARPU.
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
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions (non-cash expense), intangible and internal-use software amortization (non-cash expense), other non-cash charges, severance costs, including those related to the departure of our Chief Customer Officer, costs and impairment charges associated with the sublease of our corporate headquarters, and transaction costs incurred within one year of the related acquisition. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods. Effective as of the first quarter fiscal 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income. We have historically excluded stock-based compensation expense from non-GAAP operating income, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. Prior period amounts have been revised to conform with the current year presentation.

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
Non-GAAP Operating Income
The following table presents a reconciliation of GAAP operating loss to non-GAAP operating income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(15,918)	$(11,257)	$(40,752)	$(21,139)
Plus: Stock-based compensation expense and related payroll tax expense (1)	12,106	7,867	35,824	24,885
Plus: Charitable donation of Class A common stock	1,406	7,982	1,406	13,107
Plus: Costs and impairment charge associated with sublease of corporate headquarters	3,272	—	3,272	—
Plus: Non-cash capitalized software impairment	—	—	475	—
Plus: Amortization	1,513	138	3,838	413
Plus: Severance costs	623	—	1,178	—
Plus: Transaction costs	(19)	343	1,467	343
Operating income, non-GAAP	$2,983	$5,073	$6,708	$17,609
Percentage of revenue:
Operating margin, GAAP	(34)%	(30)%	(30)%	(19)%
Operating margin, non-GAAP	6%	14%	5%	16%

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
Non-GAAP Free Cash Flow
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$3,268	$10,738	$2,398	$26,209
Purchase of property and equipment	(45)	(53)	(454)	(324)
Capitalization of internal-use software	(1,872)	(482)	(6,997)	(871)
Non-GAAP free cash flow	$1,351	$10,203	$(5,053)	$25,014

Contractual Obligations and Commitments
There were no material changes in our contractual obligation and commitments during the nine months ended September 30, 2022 from the contractual obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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

As of September 30, 2022, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of September 30, 2022, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of September 30, 2022, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of September 30, 2022, we had cash and cash equivalents of $366.4 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of September 30, 2022, we invested $141.0 million in money market funds and $102.8 million in other securities, of which $102.0 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.
Inflation Risk
Inflation has remained at historically high levels in the U.S. and overseas, resulting in rising transportation, wages, and other costs. The primary inflation factors affecting our business are increased cost of labor and overhead costs. However, we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations, and financial condition.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
A description of our legal proceedings is included in and incorporated by reference to “Note 16—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, as well as in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 and our other filings with the SEC, before making any investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 25, 2022, may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, and our other Reports on Form 10-Q under the heading “Risk Factors.”

Legal, Regulatory, Compliance, and Reputational Risks

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

We released a beta version of our Payment solution, Olo Pay, to select restaurant brands in October 2020. We began commercially offering Olo Pay in the first quarter of 2022. We also released a new feature, Borderless, to a limited number of customers in July 2022, which is now commercially available, to allow guests to securely speed through an accelerated checkout process across brands within the Olo Pay network.

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

Our delivery service providers and other partners may be subject to pricing, licensing, and data regulations, which may impact our business.

Our delivery service providers, or DSPs, and other partners’ revenue is dependent on the pricing models they use to calculate earnings. In particular, the DSPs’ pricing models have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. An increasing number of municipalities have proposed delivery network fee caps with respect to DSPs’ delivery offerings. For example, in 2022, New York City began requiring DSPs to obtain a license in order to do business within the city; instituted a percentage cap on service, transaction, and other fees that DSPs may charge food service establishments; and began allowing food delivery workers to unilaterally cap the distances they are required to travel for delivery. Additional regulation of the DSPs, including with regard to licensing, sharing of end user data, and classifying workers as employees or independent contractors, could increase their operating costs and adversely affect their business, which may in turn adversely affect our business. For instance, DSPs could be required to treat their workers as employees if the Department of Labor October 2022 proposed rule goes into effect. The proposed rule revises the standard for determining when a worker is an employee or an independent contractor under the Fair Labor Standards Act. Furthermore, our partners may be forced to change their pricing models, or otherwise limit or abandon their business operations altogether, in jurisdictions where laws or regulations significantly impact their business, which could ultimately harm our revenue.

Industry Risks

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

Our results of operations have in the past and may in the future vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile equity capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, and terrorist attacks on the United States, Canada, or elsewhere, have caused, and in the future may cause, a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions, and negatively affect the growth of our business, revenue, and earnings.

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

In addition, we contract directly with our DSPs to provide delivery services to our restaurant customers through our Dispatch module and then invoice our restaurant customers for the cost associated with DSP services. As a result, we may be required to make payments to DSPs prior to receiving payment from our restaurant customers for DSP transactions, which could reduce the amount of cash and cash equivalents we have available for the period between payment to the DSPs and receipt of payment from the restaurant customer. In addition, if any of our restaurant customers were to go out of business, become insolvent, or otherwise be unable to pay for DSP transactions, we would be responsible for making payments to the DSPs that our customers otherwise would have made, which could adversely affect our business. Furthermore, our DSPs and other vendors, suppliers, or partners may raise prices due to inflation, rising costs, or changing regulations. If this occurs, we may not be able to pass on these increased costs to our restaurant customers. This may materially and adversely affect our business, including our competitive position, market share, revenues, and earnings.

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

Our quarterly operating results, including our revenues, operating margin, profitability, cash flow, number of locations, and transaction volumes have in the past and may in the future vary significantly and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•fluctuations in demand for or pricing of our platform, or any of our modules, including any governmental regulations that restrict the amount we can charge;
•fluctuations in usage of our platform, or any of our modules, including due to the potential lack of durability of the growth we previously experienced due to the impact of COVID-19 and the associated measures to contain the spread of COVID-19 on consumer preferences for digital ordering and customer adoption of multi-modules as COVID-19 associated restrictions continue to abate;
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
•the inability to execute on our Stock Buyback Program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuations of repurchases thereunder;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations or key performance indicators fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits, such as the class action lawsuit filed on September 26, 2022. A description of our legal proceedings can be found in “Note 16—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, rising inflation, and interest rates;
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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation against us, such as the class action lawsuit filed on September 26, 2022, could result in substantial costs, divert our management’s attention and resources from our business, and, if the claims are successful, our business could be harmed. This risk could materially adversely affect our business, results of operations, and financial condition. A description of our legal proceedings can be found in “Note 16—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We may not realize the anticipated long-term stockholder value of our Stock Buyback Program, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price. Share repurchases could also increase the volatility of our stock price and diminish our cash reserves.

On September 7, 2022, our Board of Directors authorized the Stock Buyback Program, under which we may repurchase up to $100 million of our Class A common stock. Such repurchases may be made from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, the program may be modified, suspended or terminated at any time by the Board of Directors at its discretion.

Any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of the Stock Buyback Program could cause our stock price to trade higher than it otherwise would. Although the program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the Stock Buyback Program. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our IPO
On March 16, 2021, our registration statement on Form S-1 (File No. 333-253314) was declared effective by the SEC for our IPO. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated March 16, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Share Repurchases
We did not repurchase any shares of our common stock in the third quarter of 2022. As of September 30, 2022, there was $100.0 million remaining under the open-ended Stock Buyback Program authorized by the Board of Directors on September 7, 2022.
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

Olo Inc.

November 9, 2022	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

November 9, 2022	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)