Form 10-K
period 2022-12-31
Olo Inc.
filed 2023-02-24
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40213
Olo Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

Delaware	20-2971562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
99 Hudson Street
10th Floor
New York, NY 10013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $944.0 million based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
As of February 21, 2023, 103,808,544 shares of the registrant’s Class A common stock and 57,535,360 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

OLO INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions. Actual results may differ materially from the forward-looking statements we make. Factors that may cause or contribute to such differences include, but are not limited to:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, ending active locations, dollar-based net revenue retention, gross merchandise volume, and gross payment volume;
•the durability of the growth we have experienced in the past due to the COVID-19 pandemic and the associated government-imposed restrictions on guest preferences for digital ordering and customer adoption of multi-modules;
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
•the effects of the COVID-19 pandemic or other public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, and overall market uncertainty;
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
•our ability to identify, recruit, and retain skilled personnel;
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
•our ability to successfully combine and integrate the businesses that we acquire, and to realize the synergies and anticipated strategic, financial, and other benefits from such acquisitions;
•our ability to successfully defend or resolve any current or future litigation matters, and to discharge those matters without significant financial penalty or payments, restrictions on our business and operations, or other remedies; and
•other risks and uncertainties, including those listed in the section entitled “Risk Factors.”

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
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
Operational Risks
•Our growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.
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
•Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business customers, and to expand into new, on-demand digital commerce verticals.
Commercial Risks
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle continues to lengthen or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
•Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.
•If we fail to continue to improve and enhance the functionality, performance, reliability, design, security or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
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
•Our Dispatch module currently relies on a limited number of delivery service providers.
•Our Rails module currently relies on a limited number of aggregators.

Legal, Regulatory, Compliance, and Reputational Risks
•Security breaches, denial of service attacks or other hacking and phishing attacks on our systems, or the systems with which our platform integrates, could harm our reputation or subject us to significant liability and adversely affect our business, results of operations, and financial condition.
•We may be subject to claims by third parties of intellectual property infringement.
Industry Risks
•Unfavorable conditions in our industry or the global economy, including with respect to the effects of the COVID-19 pandemic, have in the past and could in the future adversely impact our business and negatively affect our results of operations.
Employee Related Risks
•If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
Risks Related to Ownership of Our Class A Common Stock
•The dual-class structure of our common stock has the effect of concentrating voting control with our Class B stockholders, including our executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions or other business combination transactions that may not be aligned with your interests.

BUSINESS
Overview
We are Olo, a leading open SaaS platform for restaurants.
Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct guest relationships. Guests today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-guest, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable guest data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume (which we previously called “gross merchandise value” but defined in the same manner), or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $23 billion in GMV during the year ended December 31, 2022, and gross payment volume, or GPV, which we define as the gross volume of payments processed through our Olo Pay module, has reached $250 million during the year ended December 31, 2022. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention exceeding 108% for the three months ending December 31, 2022. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and AP News, have also deemed Olo a leading food ordering platform for the restaurant industry.
Restaurants are an incredibly complex segment of the retail industry. The four walls of the restaurant uniquely serve as both the factory and showroom floor: restaurant operators must manage the intricacies of food production and customer service simultaneously while providing the high-quality, consistency, and hospitality that engenders guest loyalty and trust. Furthermore, restaurants serve food that is perishable, has near infinite configurations, and must be made to order for just-in-time consumption under strict regulatory standards for health and safety. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology is comprised of a fragmented set of legacy solutions, many of which were developed before the internet. At the same time, delivery service providers, or DSPs, and ordering aggregators have catalyzed digital demand, but pose new challenges for restaurant brands through lower long-term profitability, increased complexity, disintermediation of the restaurant’s direct relationship with the guest and, increasingly, directly competitive food offerings. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 15% of total restaurant industry orders in 2022, according to data from the NPD Group.
Our open SaaS platform is purpose-built to meet these complex needs and align with the interests of the restaurant industry. For over 15 years, we have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to enable hospitality with modern solutions that allow brands to:
•Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management through the Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules.
•Engage. A suite of restaurant-centric marketing solutions optimizing Guest Lifetime Value, or LTV, by strengthening and enhancing the restaurants’ direct guest relationships through the Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules.

•Pay. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion through our Olo Pay module.
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day, and more than 85 million guests have transacted on our platform over the last year. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 300 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, DSPs, ordering service providers, or OSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for many leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, convenience stores, grocery, and coffee and snack food. Our customers include major publicly traded and the fastest growing private restaurant brands. As of December 31, 2022, we had more than 600 restaurant brands, representing approximately 87,000 active locations, using our platform. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance.
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
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue primarily from our Ordering, Switchboard, Kiosk, Catering, Virtual Brands, Sync, GDP, Marketing, Sentiment, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated primarily from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from other products, including Network, which allows brands to take orders from non-aggregator digital channels (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages). These products generate fees predominantly through revenue sharing agreements with partners. For the years ended December 31, 2022, 2021, and 2020, 50.9%, 46.4%, and 48.2% of our platform revenue was subscription revenue, respectively, and 49.1%, 53.6%, and 51.8% was transaction revenue, respectively.
Other Business and Macroeconomic Conditions
The COVID-19 pandemic has impacted our business and results of operations. In 2020 and 2021, we experienced an increase in demand during the pandemic as guests increasingly ordered food away from home and utilized digital ordering. As many restaurants faced on-premise dining restrictions, our customers needed to transition and adapt their businesses quickly. We focused on optimizing the deployment process for our new customers and offered adaptive solutions to help them navigate through this challenging business environment. We engaged with our customers to collaborate on implementing the most relevant short- and long-term solutions and we re-prioritized our strategic roadmap to address the most important solutions for our customers, including enhancements to our curbside pick-up functionality and on-premise solutions and enabling virtual brand adoption at customer locations to allow restaurants to increase operational efficiency. We further enhanced our platform capabilities for curbside pick-up by adding kiosk ordering solutions and additional ecosystem partners so restaurants could more efficiently manage orders, and we enhanced on-premise solutions by enabling quick response, or QR, codes.
More recently, we saw softening of demand in 2022 as many activities that shifted online during COVID-19 related lockdowns resumed in person. In addition, the COVID-19 pandemic had indirect effects on us and the macroeconomic economy. For example, some of our customers have experienced labor shortages that contributed to longer sales cycles and adoption of our products. We may experience similar volatility in the demand for our products and services as an indirect or direct result of the pandemic, or of other global and regional business, macroeconomic or geopolitical conditions such as inflation, rising interest rates, and related market uncertainty, in the future. In addition, competitive products and services may impact our customers. Political conditions, such as negotiations in the U.S. to raise the debt ceiling and the conflict in Ukraine, have impacted macroeconomic conditions and increased volatility in the stock market. These trends may adversely affect our revenue in the future. Although we are optimistic that the emphasis on on-demand digital commerce in the food services industry will be an enduring trend, we do not have certainty on the long-term impact these developments will have on the industry. Refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K for additional information regarding the impact of various risks on our business.
Our revenue for the years ended December 31, 2022, 2021, and 2020 increased by 24.1%, 51.8%, and 94.2%, respectively. While many restaurants struggled during this period, we have been uniquely positioned to expand our footprint and help support the restaurant industry when it was most in need.
Our Platform and Products
We are a leading open SaaS platform for restaurants. Our customers use our software to create unique direct-to-guest digital ordering experiences, manage orders across channels, and enable delivery across their restaurant locations, while further strengthening and enhancing the restaurants’ direct guest relationships. We have an open SaaS platform that seamlessly integrates with technology solutions throughout the restaurant ecosystem, including most POS systems, aggregators, DSPs, OSPs, payment processors, UI and UX providers, and loyalty programs. We provide restaurants with a centralized system to manage their digital business and work to ensure guests receive better, faster, and more personalized service while increasing restaurant order volume and improving yield at lower cost.
We engineered our platform to handle the most complex issues for the leading restaurant brands, but with the simplicity and ease-of-use required within an individual restaurant. We developed our platform with APIs which facilitate interactions across and integrate with multiple software programs and components of the restaurant ecosystem. We enable more streamlined data collection and facilitate analytical decision-making, so restaurants can better understand and adapt to unique guest preferences. We are constantly innovating and enhancing our platform, with our continuously deployed, multi-tenant architecture ensuring all restaurant locations are always using the latest technology.
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
Our modular platform enables restaurant brands and other vertical hospitality brands to allow their guests to Order, Engage, and Pay through the following suites and modules:
Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management through our Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules.
Ordering Module. Our Ordering module enables restaurants to provide seamless, fully-branded digital ordering programs to their guests, and to process, manage, and integrate digital orders from direct and indirect channels into the restaurants’ other legacy systems.
The key capabilities of our Ordering module include:
Create Customized Ordering Channels
•White-label native mobile applications (iOS and Android), web, phone-in order-taking application, and other digital channels that are customizable to reflect elements of a brand’s identity.
•User-interface APIs facilitate the development of rich, fully custom guest experiences across digital channels, such as mobile apps, kiosks, interactive voice applications, and other digital channels.

Manage Complex Menus
•Store and host discrete versions of the restaurant’s menus that include guest-friendly descriptions, high resolution, and menu item images intended to be compliant with the Americans with Disabilities Act.
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
•Establish and implement distinct ordering rules and limitations for each order type, including by setting minimum and maximum order size, or by establishing menu item availability for given meal occasions (individual meals, catering), dayparts (breakfast, lunch, dinner), and handoff methods (drive-thru, delivery, in-restaurant pick-up, curbside pick-up, dine-in), on a brand-wide or per-location basis.
•Complete ordering functionality for commercial food preparation kitchens and virtual branded concepts with no retail dining space.
•Provide easy-to-navigate in-restaurant order management via Expo, our tablet-friendly web application intended for use by restaurant staff, which offers visibility into past, current, and upcoming digital orders and handoff methods from all direct and indirect digital channels, and highlights time-sensitive tasks.
•Utilize permission-based administration tools and reporting to both brand management and in-restaurant staff via the Olo Dashboard.
Enhance Guest Engagement and Build Brand Loyalty
•Create and manage one-time and multi-use promotions via the Olo Coupon Manager, which empowers restaurants to create compelling promotional offers, build brand loyalty, increase guest engagement, and encourage repeat business.
•Retrieve, apply, and integrate with established guest loyalty and rewards platforms.
•Transmit guest and transaction details to established loyalty and customer relationship management, or CRM, platforms via system integration, API integration or webhooks.
Dispatch Module. Our Dispatch module is a national fulfillment solution that enables delivery directly from the restaurant’s digital ordering program channels. The module allows restaurants to offer, manage, and expand direct delivery providers while optimizing price, timing, and service quality through a network of third-party DSPs and a brand’s own delivery couriers, if available.
The key capabilities of our Dispatch module include:
Enable Delivery
•Integrate with a nationwide network of third-party DSPs that are operationalized together on a single software platform, in some cases offering up to eight different delivery providers per market and covering 99.9% of our customers’ U.S. store locations, with 99.8% of our customer locations covered by two or more DSPs, offering freedom of choice and coverage.
•Evaluate and select a DSP for each order in real time using a number of different criteria, including time, cost or level of service, either on a brand-wide or per-location basis. With this flexibility, brands are able to partially or wholly subsidize the cost of delivery to the guest.

•Apply preference to specific DSPs and exclude specific DSPs from participating on a brand-wide or per-location basis.
Manage and Optimize Delivery Logistics
•Include seamless integration with our Ordering module and APIs that allow for full integration to any third-party ordering platform, including direct integration to in-restaurant POS systems.
•Coordinate the arrival of a DSP or internal delivery personnel with the estimated time an order will be available for pick-up in-restaurant to work to ensure food is of the highest quality by the time it reaches the guest.
•Monitor and communicate status of en-route deliveries through to completion and provide alerts regarding status changes.
•Provide activity reports and consolidated billing for all deliveries with tools to resolve and adjust billing for unsatisfactory or canceled deliveries on a brand-wide or per-location basis.
•Offer comprehensive tools for DSPs, allowing them to create their own delivery areas, optimize their participation by geography, time, and pricing, and expand demand and additional delivery trips for their drivers.
Rails Module. Our Rails module is a network aggregator and channel management solution, allowing restaurants to control and syndicate menu, pricing, location data, and availability, while directly integrating and optimizing orders from third-parties into the restaurants’ POS system.
The key capabilities of our Rails module include:
•Syndicate real-time menu, item availability, price, and location attributes to marketplace and channel partners via a robust API integration on a brand-wide or per-location basis.
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
Switchboard Module. Our Switchboard module centralizes inbound phone orders, enabling call center and in-house staff to seamlessly process phone orders, fully integrating into the restaurant brands’ POS systems. Customers with the Ordering module may utilize Switchboard as an add-on module.
The key capabilities of our Switchboard module include:
•Facilitate centralized telephone ordering which modernizes phone orders, in some cases enabling order entry to occur offsite, allowing in-restaurant employees to focus on guests in the restaurant. The responsive web UI provides flexibility to those store locations choosing to leverage in-store employees to take phone-in orders via a mobile device, such as a tablet.
Network Module. Our Network module expands restaurant brands’ reach and drives more direct orders from other platforms. Customers with the Ordering and/or Rails modules may utilize Network as an add-on module.
The key capabilities of our Network module include:

•Provide brands with an opportunity to take advantage of new channels beyond traditional marketplaces, enabling a powerful acquisition channel that redirects to a brand’s direct ordering site.
•Increase exposure to new customers through order fulfillment directly through Google Search results and Google Maps pages, increasing direct order volume from previous and new guests, enhancing brand-loyalty, and converting guests to brand-owned channels after ordering.
Virtual Brands Module. Our Virtual Brands module enables a pick-up and delivery service model that allows restaurant brands to leverage their operations to maximize revenue per square foot. Customers with the Ordering and/or Rails modules may utilize Virtual Brands as an add-on module.
The key capabilities of our Virtual Brands module include:
•Expand brand presence and launch new concepts in same brick-and-mortar footprint.
•Experiment with and test new menu items without retail overhead.
Kiosk Module. Our Kiosk module enables restaurants to create a digital interface optimized for a physical device to be used in restaurants, allowing a guest to place an order autonomously. Customers with the Ordering module are able to utilize Kiosk as an add-on module.
The key capabilities of our Kiosk module include:
•Enable physical structures to display information and allow for user interaction.
•Facilitate an in-restaurant digital interface where a guest places an order autonomously, having a positive impact on ordering wait time, ordering lines, and efficiency.
Catering Module. Our Catering module enables restaurant brands to offer specialized menu and ordering capabilities for large order fulfillment. Customers with the Ordering and/or Rails modules are able to utilize Catering as an add-on module.
The key capabilities of our Catering module include:
•Provide a standalone and separate ordering channel for large order fulfillment with menu separation and separate business hours to enable large order fulfillment.
•Include pack slips with customer information, order information, and a list of products and selections for staff to assemble orders.
•Customize delivery fees and provide quotes to customers ahead of placing orders.
Sync Module. Our Sync module is a simplified local listings management product, which enables restaurants to provide up-to-date data that is automatically synced between Olo and digital publishers to work to ensure store information is consistent no matter where guests search. Customers with Ordering, Dispatch, and/or Rails modules are able to utilize Sync as an add-on module.
The key capabilities of our Sync module include:
•Improve listing return on investment and drive increased direct orders through up-to-date store hours and direct ordering links.
•Increase operational efficiency by syndicating to more than 50 digital publishers.
Engage. A suite of restaurant-centric marketing and sentiment solutions optimizing guest LTV by further strengthening and enhancing the restaurants’ direct guest relationships, through the GDP, Marketing, Sentiment, and Host modules.

Guest Data Platform Module. Our GDP module is purpose-built for restaurants, collecting, and analyzing guest data that restaurants can use to power decisions, campaigns, and growth from one centralized hub.
The key capabilities of our GDP module include:
•Purpose-built for restaurants to aggregate guest data from dozens of sources to create a unified view of behavior and spend across sales channels.
•Disseminates guest data to end-platforms that power business decisions, actions, and ultimately brand growth such as culinary, operations, marketing, and finance.
Marketing Module. Our Marketing module provides personalized guest engagement through an all-in-one marketing engine. With the Marketing module, restaurant brands have the power to manage guest data via CRM, personalize communications, and automatically target guests with tailored messaging to drive repeat visits and to deepen relationships, unlocking business insights such as LTV at scale.
The key capabilities of our Marketing module include:
•All-in-one CRM built to capture guest interactions with a restaurant brand and trigger mass and automated email and SMS campaigns that boost guest frequency, spend, and LTV.
•Advanced segmentation produces insights that can be leveraged for campaign targeting on any channel.
Sentiment Module. Our Sentiment module is a guest feedback management solution, allowing restaurants to engage with real-time reviews from multiple sources and spot trends before they impact sales.
The key capabilities of our Sentiment module include:
•Aggregates third-party reviews and direct feedback surveys into one platform used to reply to guests and track satisfaction trends over time.
•Reporting allows restaurants to proactively address a dip in sentiment overall or by specific category (e.g., food, service), which can be a leading indicator of sales.
Host Module. Our Host module is a front of house solution, enabling restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties.
The key capabilities of our Host module include:
•Direct to guest, location-specific reservations and waitlists.
•Wait quote algorithms that leverage machine learning to improve quote accuracy over time, ultimately boosting on-premise guest conversion rates.
•Integrations with POS and our Ordering module to enable efficient management of both the dining room and queue of online orders.
•Two-way text communication with dine-in guests and those who order for pick-up.
•Automated actions that free up hosts to engage with guests and increase operational efficiency.
Pay. A fully integrated, frictionless payment platform, enabling restaurants to grow and protect restaurant brands’ digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion through our Olo Pay module.

Olo Pay Module. Our Olo Pay module is a modern payment solution, purpose-built for restaurants. The Olo Pay module simplifies restaurant payments, growing and protecting restaurants’ digital business, driving direct digital sales, preventing fraud, and streamlining day-to-day payment processes.
The key capabilities of our Olo Pay module include:
Simplifying Payments
•Integrated reporting for reconciliation via the Olo Dashboard.
•Provides Payment Card Industry reporting on behalf of brands for all transactions processed via Olo Pay.
Driving Sales
•Optimized with authorization rates in mind, with an automatic retry feature called adaptive acceptance that leverages machine learning to determine when a transaction should be retried to get an approval.
•Frictionless and simple checkout to drive guests to return.
•Increase basket conversion rates through offering payment options such as mobile wallets and cards-on-file, usable across all brand locations.
Powerful Fraud Prevention
•Advanced fraud prevention designed to improve authorization rates for valid transactions and uses risk-score-based screenings to automatically reject suspect transactions.
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
Our Technology
Our managed multi-tenant, multi-partner SaaS platform is designed to provide our customers with enterprise-grade security, reliability, scalability, and performance. Because we have historically integrated with disparate and fragmented technology providers, we have invested significant development resources into connecting a variety of systems using APIs and other solutions. By sharing infrastructure and code across our customer base, we believe we will be able to further leverage our technology and technical infrastructure investment. The key components of our technology platform include:
•Enterprise-grade security. Our customers trust our platform with their most sensitive guest and business data and many have run security assessments of our platform to verify that it has robust security capable of protecting their guest data. We also employ in-house Blue and Red Security Teams that constantly monitor the platform, testing for and addressing vulnerabilities. Our technology also incorporates privacy-safe practices and tools as an integral and foundational part of our platform’s approach. Privacy best practices are proactively embedded into our systems and infrastructure.
•Platform reliability and resilience. Multiple data centers host our platform for redundancy. Features are equipped with metrics and logging to provide visibility into operations, with alerts configured to automatically notify our 24/7 on-call rotation in the event of a problem. We utilize peer reviews, automated tests, feature flags, game days, and other quality assurance measures. Continuous integration, frequent releases, and infrastructure as code are designed to optimize for efficient deployment. We are also SOC 1, Type 2 and SOC 2, Type 2 compliant.
•Scalable architecture. We designed the components of our platform to scale for high transaction volumes. We use Amazon Web Services’, or AWS’s, cloud infrastructure, which we overprovision in order to minimize the risk of outages from surges in traffic. If required, we can also increase our platform’s capacity with AWS. Multiple layers of caching are leveraged to reduce load on downstream components and improve performance. We build and extract features as modular services to align with the engineering teams that maintain them, and these services are scaled independently on their own infrastructure. Where possible, we use event-driven, asynchronous workflows to offload work to background services. Our system undergoes regular automated load tests.
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

Our open SaaS platform is built with an extensible mindset. Our products offer restaurant brands a highly customizable white-label ordering application and the flexibility to integrate with a variety of third party partners. Our customers can easily extend using our open APIs which can be accessed through a development portal. A development support team assists with facilitating extensions and integrations. Large enterprise brands have used our open ecosystem with the flexibility of software language choice to build differentiating experiences for their guests using our APIs.
Our Customers
More than 600 restaurant brands, representing approximately 87,000 active locations nationwide, currently trust Olo to grow their digital ordering and delivery programs, do more with less, and make every guest feel like a regular. Both private and public restaurants choose our platform, including over 50% of publicly-traded restaurant focused companies and over 50% of the top 50 fastest growing private restaurant brands, measured by overall sales in 2021, in the United States. We accommodate service models of all types, including quick service, fast casual, casual dining, family dining, convenience store, grocery, and coffee and snack locations. In every one of our customer relationships, we strive to be the exclusive provider of direct digital ordering services at the brand’s corporate level, and aim to achieve 100% deployment across the brand’s franchisee locations. Brands use our platform to strengthen their customer relationships and boost their digital orders. Our contracts typically have initial terms of three years or longer, with continuous one-to-two year automatic renewal periods, providing visibility into our forward performance.
Sales and Marketing
Our sales team is organized into four groups: Enterprise, Emerging Enterprise, Sales Engineering, and Strategy, Operations & Enablement. The Enterprise and Emerging Enterprise sales teams actively pursue leads generated from marketing programs and help take prospective customers through an evaluation and purchase process. We sell our solution primarily to C-level executives at the restaurant brands, including quick service, fast casual, casual dining, family dining, and coffee and snack businesses. More recently, we have sold our solutions to other verticals including convenience stores and grocery stores. In 2022, we introduced a Sales Engineering team to support our sellers and prospects, as we introduced new products to our portfolio, namely around Engage and Pay. Our customers require a highly technical integrated solution, and our Sales Engineering team has been custom built to fit this need. We also introduced a Strategy, Operations & Enablement function, which helps enable go-to-market training for new sellers as we scale the team, and support ongoing skill-building of the entire go-to-market team. We believe this is an important function as we reach new buying centers within restaurant brands, such as the finance, marketing, and operation teams at our customers.
Our customer success team manages the relationships with our customers. In addition to being the day-to-day contact for our customers, our customer success team monitors customer sentiment and program performance, and advocates for the customers’ use of additional modules and services. Our customer success team works to ensure that customers are receiving value from our platform, while supporting a growing relationship over time through increased usage of our platform and adoption of additional modules.
We focus our marketing efforts on the strength of our product innovation, the value we provide, and our unique ability to deliver a solution that is suited to benefit our restaurant brand customers. We target all aspects of the restaurant and food and beverage communities through our marketing activities, and actively develop our prospective customer base through numerous channels, including paid online search, email marketing, industry events, digital advertising, social media, customer outreach, public relations, and partner marketing. Once a prospective customer is using our platform, our sales efforts aim to expand into broader use cases and broaden the range of modules or services that we are providing. We also host an annual user conference, ‘Beyond4’, where customer stakeholders gather to engage with the Olo team, receive product training, share best practices, and foster community.
Research and Development
Our research and development, or R&D, teams focus development efforts on new product innovation and on adding new functionality to existing solutions, thereby enhancing the operability of our modules across our platform and other systems. We are building infrastructure and products that power restaurants with a commerce engine, to help them scale their digital businesses. R&D is currently focused on product management, product development, product design, and data engineering to simplify user experiences for brands, helping them reach higher volumes and margins.
We invest in developing tools that make it easier for partners and brands to build on and extend Olo’s APIs. We continue to deepen the capabilities of our current products by seeking to release new innovations on a quarterly basis.
Data analytics and machine learning are increasingly informing improvements to our product features. Our team of internal and external data science advisors inform our product strategies by creating algorithms to solve the complex optimization challenges and delivering meaningful insights that are actionable for brands and their guests.
Our platform engineering teams are working towards an owner operator model, enabling product teams to move faster with self service tooling, operational support, scaling, security, and reliability. The engineering teams also work to enhance the stability and scale of the customer environments. A strong focus on cost optimizations as we scale has been another important goal for this group.
Our product and design teams continue to invest in product discovery and user research that helps form new ideas and innovation through customer conversations and developing a deeper understanding of the customer pain points.
Human Capital Resources
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
As of December 31, 2022, we had 712 employees operating across the United States. None of our employees are represented by a labor union with respect to their employment. We have not experienced any work stoppages, and we consider our relations with our employees to be strong.

Diversity, Equity, and Inclusion
We are committed to building a diverse and inclusive culture that promotes growth and equity for underrepresented groups and supports and celebrates diverse voices and perspectives. As a part of our focus on Environmental, Social, and Governance, or ESG, which includes Diversity, Equity, and Inclusion, or DEI, we publicly share our diversity demographics as well as our DEI strategy and goals on our corporate website. We are committed to increasing our population of women employees and those who identify as members of underrepresented groups. We announced our goal to have 42% of our workforce made up of women, and 18% of our workforce made up of underrepresented ethnicities by the end of 2024. As of December 31, 2022, Olo employees were 61.4% male, 38.3% female, 0.3% non-binary, and 17.2% underrepresented ethnicities. We are also growing our efforts to focus on members of the LGBTQ+ community, people living with disabilities, and veterans. Our diversity demographics and DEI goals may be viewed at www.olo.com/dei.
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
In 2022, we launched a pilot of our new mentorship program, Olo Ties. It was created in partnership with Olo’s DEI Committee to address mentorship needs for women and people of color. During the year-long pilot program, participating employees were paired with each mentor/mentee pair meeting monthly. In 2023, the program will expand to also address the need for mentorship for employees with disabilities, non-binary employees, LGBTQ+ employees, and veterans.
As part of our annual talent management cycle, in alignment with our commitment to Equity, we perform a company-wide calibration process. We utilize this calibration process so that leaders across the company are using consistent standards in assessing performance, ensuring fairness, and minimizing bias across and within teams. Calibrations also allow us to better monitor the advancement and upward mobility of underrepresented groups.
Rewards and Wellness
We offer high-quality benefits, wellness initiatives, and a competitive compensation package designed to attract new employees and to retain, motivate, and reward current employees. Our compensation philosophy consists of two pillars: market competitiveness and peer equity. We believe that our compensation is fair for all employees, regardless of classifications, such as race and gender. We actively work to reduce unconscious bias in our hiring practices, performance reviews, and promotion opportunities, and routinely run a rigorous compensation analysis taking into account factors that impact pay, like role, level, location, and performance.
We generally offer all full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success.
All full-time and some part-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental, and vision insurance and life and disability insurance plans. Healthcare coverage premiums are fully-paid and include a company-funded Health Reimbursement Account. In addition, we provide time off and paid parental leave, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis and includes a safe harbor employer match.
We recently announced that all of our eligible employees will receive employer-paid short-term disability benefits, sick days to care for themselves or family, quarterly mental health days, and half-day summer Fridays.
Employee Engagement
Every year we undertake a robust employee engagement survey, and we are proud that we have had more than 90% participation each year it has been completed. We benchmark the responses we receive against the prior year’s survey and against a peer set of technology companies. Compared to our peers, our employees rate us higher in service and quality focus, collaboration, communication, action, and innovation. We take our employees’ feedback seriously, and we have assessed and optimized many of our practices over time based on the feedback we received through our employee engagement survey. As we grow and scale our business and employee base, we will continue to make investments in training and development of our employees, including leadership development, mentorship programs, skills development, on-the-job-training, and DEI programs.
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
Future of Work
Our history of operating as a remote distributed workforce, along with our initiatives to develop a strong remote working environment, proved valuable as employees continue to work remotely in response to the COVID-19 pandemic and its variants. At the onset of the pandemic, we adopted a policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office. In February 2022, we reopened our offices in New York, and we have since adopted a policy permitting all of our employees to elect whether to work remotely or from the office. We believe that we are well-equipped to support full remote work without disruption to our business.
Learning and Development

Our learning and development function ensures that our employees have access to foundational programming while also providing additional learning experiences focused on onboarding, leadership development, and skills development.

In 2022, we prioritized additional leadership development programming to help bridge the gap for our new leaders. For example, we introduced New-Leader Assimilations as a way for our newly promoted, hired, acquired or appointed leaders to assimilate better within their teams through the use of facilitated conversations designed to provide additional feedback. Additionally, we introduced external coaching to our senior leaders to continue supporting their professional growth and development. Lastly, we developed and will soon launch a 7-month, cohort-based leadership development program as part of our development strategy of better enabling people leaders to grow themselves, their teams, and Olo.

Aside from introducing new learning programming in 2022, our People and Culture team introduced a new people success platform to aid in the optimization of our performance management, talent management, and growth and development of all employees. This has significantly helped us scale and simplify our people management practices and will continue to unfold into 2023.
Environmental Sustainability

We recognize the risks associated with a changing climate. We also acknowledge the impact our business has on the environment and take responsibility for our greenhouse gas emissions and energy usage. We are working to actively understand our carbon footprint, consult with key stakeholders, and set targets for emissions reductions.

We are also exploring opportunities to lessen the environmental impact in our value chain by way of our platform. Managing both food waste and guest packaging waste is critical in the restaurant industry. For example, in response to California regulatory developments on single-use plasticware, we rolled out an ‘opt-out’ feature that our restaurant brands can choose to offer their guests. We will look to expand this work in the coming years.

Social Responsibility and Community Initiatives

One of our company values is “Excelsior!,” meaning “ever upward” in Latin. This manifests in a greater desire to improve our community and our world, not just our financials. We launched Olo for Good in 2021, to foster a sustainable contribution to the communities in which we live, work, and service by integrating social responsibility and impact into our business. As part of that, we joined Pledge 1%, committing 1% of our fully diluted equity outstanding as of immediately prior to our initial public offering, 1% of our product, and 1% of employee time to social responsibility initiatives. This pledge strengthens our social responsibility initiatives through inclusion efforts with community partners, empowering volunteerism, and support for non-profits.

Olo for Good will continue to leverage our time, product, and equity to support non-profit organizations aligned with our mission and values, including those focused on:
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
Since 2021, Olo for Good’s annual grant cycle has awarded more than $7.0 million to 15 different non-profit organizations through its donor-advised fund partner, Tides Foundation.
In 2022, we recommended nine non-profits to Tides Foundation to receive grants in connection with the Olo for Good initiative. Tides Foundation subsequently donated a total of $2.1 million in grants to American Forests, Appalachian Trail Conservancy, Emma’s Torch, Giving Kitchen, Heart of Dinner, The LEE Initiative, The Okra Project, Partnership with Native Americans, and World Central Kitchen. Grant recipients are non-profits focused on DEI, increasing access to food, supporting the restaurant industry’s frontline workers, and advancing environmental sustainability. In addition, through Tides Foundation, Olo for Good also provided $71,000 in strategic grants to nine non-profit organizations in response to various social justice issues and natural disasters. Recipients of these strategic grants include Equality Texas, Equality Florida, Heart of Dinner, The Okra Project, Partnership with Native Americans, American National Red Cross, Ukrainian Red Cross Society, World Central Kitchen, and Razom Ukraine.
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
•with respect to aggregators that provide direct digital ordering solutions, we compete with Grubhub Inc., DoorDash, Inc., and Uber Eats;
•with respect to custom software, developed internally by restaurants or in partnership with consultancies and enterprise software providers, we primarily compete with Deloitte Touche Tohmatsu Limited, Accenture plc, SAP SE, Sitecore Corporation A/S, and various development agencies;
•with respect to marketing automation, we primarily compete with Braze, Inc. and Iterable, Inc.;
•with respect to guest data, we primarily compete with enterprise data platforms such as Segment.io, Inc. and mParticle, Inc.;
•with respect to on-premise management, we primarily compete with OpenTable, Inc. and Yelp Inc; and

•with respect to payments, we primarily compete with traditional horizontal payment processors such as Elavon Inc., Fiserv, Inc., Heartland Payment Systems, Worldpay from FIS, and Chase Paymentech.
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

Government Regulation

Our business activities are subject to various federal, state, and local laws, rules, and regulations. From time to time, we may launch pilot programs or early-stage products, which may subject us to additional state or federal laws or regulations. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see the section entitled “Risk Factors.”

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
As of December 31, 2022, we owned 13 registered trademarks in the United States.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary information and invention assignment agreements, and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, our commercial agreements with our customers and partners include confidentiality provisions. See the section entitled “Risk Factors” for a description of the risks related to our intellectual property.

Corporate Information
We were incorporated in Delaware in June 2005. In January 2020, we changed our name from Mobo Systems, Inc. to Olo Inc. Our principal executive offices are located at 99 Hudson Street, 10th Floor, New York, New York 10013, and our telephone number is (212) 260-0895. Our website address is www.olo.com.
Available Information
We make available at no cost, on our “Investor Relations” website at investors.olo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission, or SEC. All such filings are also available on the SEC’s website at sec.gov.
We also make available at no cost on investors.olo.com, the charters of the committees of our Board of Directors, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and our Related Person Transactions Policy.
We may announce material business and financial information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website at investors.olo.com, and our Twitter account at @Olo in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Olo to follow the foregoing channels and review the information that we make available on such channels, in addition to following our filings with the SEC.
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. Information on our website is not incorporated by reference herein.

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

Operational Risks

Our growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers.

We primarily generate subscription revenue from our Ordering, Switchboard, Virtual Brands, Kiosk, Catering, Sync, Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules, and transaction revenue from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to these customers or continue to increase the volume of transactions on our platform. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

As the circumstances that have accelerated the growth of our business stemming from the effects of stay-at-home orders and increased online ordering during the ongoing COVID-19 pandemic have eased, and along with general economic uncertainty, among other factors, our revenue may fluctuate in the short-term. You should not rely on our revenue or other operating and liquidity metrics for any previous quarterly or annual period as an indication of our revenue or revenue growth or other operating and liquidity metrics or their growth in future periods.

We may also fail to attract new customers, increase the volume of transactions on our platform, retain or increase revenue from existing customers, or increase sales of our modules to both new and existing customers as a result of a number of factors, including:

•reductions in our current or potential customers’ spending levels;
•reduction in the number of transactions using our modules due to a change in guest preference and any reductions in guest spending on dining due to the general economic climate;
•the labor shortage facing the restaurant industry, which may limit the ability of new or existing customers to adopt our modules;
•the absence of ongoing U.S. federal government stimulus directed at guests;
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
•technological changes or problems; and
•actions taken to contain the ongoing COVID-19 pandemic due to new variants or resurgences, including governmental and other restrictions that could impact our customers.

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
Our platform currently includes the following modules: Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, Sync, GDP, Marketing, Sentiment, Host, and Olo Pay. We added the GDP, Marketing, Sentiment, and Host modules through our acquisition of Wisely Inc., or Wisely, in 2021, and we began commercially offering Olo Pay in the first quarter of 2022. While the introduction of these solutions and modules, our pricing model, and an increase in transaction volumes have contributed significantly to our recent growth in revenue, we have limited experience with these solutions and modules and our transactional-based pricing model, which makes it difficult to accurately assess our future prospects. You should consider our future prospects in light of the challenges and uncertainties that we face, including:

•the fact that our business has grown rapidly and it may not be possible to fully discern the trends that we are subject to, including negative trends we may experience following changes in guest preferences;
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
This rapid growth has also placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial, and other resources. As a result, we intend to increase headcount in the future to further expand our overall business, with no assurance that our revenue will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. In addition, our management team has little experience leading a large, potentially global business operation, so our management may not be able to lead any such growth effectively.

We may make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders and otherwise disrupt our operations and adversely affect our business, operating results or financial position.
From time to time, we may evaluate potential strategic acquisition, joint venture or partnership opportunities, such as our acquisitions of Wisely and Omnivore Technologies, Inc., or Omnivore. Any transactions that we enter into could materially affect our business, financial condition, and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and other partnerships involve a number of risks, such as:

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
•coordination of product, engineering, and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and platform and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•in the case of an acquisition, retention and integration of employees from the acquired company, including any employees outside of the United States;
•unforeseen costs or liabilities, including potential legal liability for violations of applicable law, industry rules or regulations arising from prior or ongoing acts or omissions by the acquired company or partner that are not discovered by due diligence during the acquisition or partnership process;
•adverse effects on our existing business relationships with partners and/or customers as a result of the acquisition or joint venture;
•the possibility of adverse tax consequences;
•the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•the issuance of equity securities to finance, or as consideration for, any acquisitions that dilute the ownership of our stockholders;
•the issuance of equity securities to finance, or as consideration for, any acquisitions may not be an option if the price of our common stock is low or volatile, which could preclude us from completing any such acquisitions;
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
We may not be able to identify acquisition or investment opportunities that meet our strategic objectives or, to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us.

On October 21, 2021, we signed a definitive agreement to acquire Wisely, a customer intelligence and engagement platform for restaurants, which we refer to as the Wisely Acquisition. On November 4, 2021, we closed the Wisely Acquisition. On February 20, 2022, we signed a definitive agreement to acquire Omnivore, a restaurant technology provider that connects restaurants’ point-of-sale, or POS, systems with technologies that improve efficiency and increase profitability, which we refer to as the Omnivore Acquisition. We closed the Omnivore Acquisition on March 4, 2022. The Wisely Acquisition and

Omnivore Acquisition have in the past and may in the future create numerous risks and uncertainties, which could adversely affect our financial condition and operating results, including the assumption of and exposure to various liabilities relating to the conduct of the Wisely and Omnivore businesses. These liabilities include, but are not limited to, employment and tax claims and other liabilities that could adversely affect our financial position. Wisely and Omnivore’s obligations to indemnify us for certain representations and warranties under the definitive agreements are limited to specified maximum dollar amounts and subject in certain instances to our inability to recover first from the escrow account and subsequently under the representation and warranty insurance policy. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse, which could have a materially adverse impact on our business and results of operations.

Further, the additions of Wisely and Omnivore to our business entail many changes, including the integration of each respective business, its technology and products, and certain of its personnel, as well as changes in systems. These integration activities are complex, and we may encounter unexpected difficulties and incur unexpected costs or experience business disruptions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our existing business. There can be no assurance that any of the acquisitions we may make, including the Wisely Acquisition and the Omnivore Acquisition, will be successful or will be, or will remain, profitable.
Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business customers, and to expand into new, on-demand digital commerce verticals.
Although we currently do not derive significant revenue from customer accounts located outside the United States, and do not derive any material revenue from customer accounts outside of North America, the future success of our business may depend, in part, on our ability to expand our customer base worldwide. However, because we have limited experience with international customers or in selling our platform internationally, our business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our platform to these potential customers may not be successful. Additionally, our success may depend in part on our ability to increase our partnerships with small-to-medium business customers. These customers may have different requirements than our larger restaurant brand customers, and therefore may not find our platform to be as attractive as our existing customers. They may also be unwilling to agree to pay subscription or transactional fees for our platform or modules at the levels required to make these transactions profitable, we may be exposed to foreign exchange risks, or they may request additional functionality, training, customer service or software integrations. We also believe that our platform can be applied to other on-demand digital commerce verticals beyond the restaurant industry, and we plan to focus on sectors or opportunities that are also undergoing the digital transformations. If we are unable to increase the revenue that we derive from international and small-to-medium business restaurant customers, or deploy our platform in other on-demand digital commerce verticals, then our business, results of operations, and financial condition may be adversely affected.
We may be unable to achieve or maintain data transmission capacity.
Our customers often draw significant numbers of guests to their websites and mobile applications over short periods of time, including during key television events, marketing events, holidays, or during peak delivery times, which significantly increases the traffic on our servers and the volume of transactions processed on our platform. Our infrastructure or software may be unable to achieve or maintain capacity high enough to handle increased traffic or process transactions in a timely manner. Our failure to achieve or maintain high capacity could significantly reduce demand for our platform. Further, as we continue to attract larger restaurant customers, the volume of data stored and transactions processed on our platform will increase, especially if such customers draw significant numbers of guests over short periods of time. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional infrastructure in order to handle the increased load. Our ability to deliver our platform also depends on the development and maintenance of internet and mobile application infrastructure by third parties, including by our cloud service provider. Such development and maintenance includes the maintenance of reliable networks with the necessary speed, data capacity, and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected.
Our business and prospects would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems or applications adversely impact the process by which customers and guests interface with our platform.
We believe that our platform’s functionality, simplicity, positive user experience, and ability to integrate with multiple technology partners in the restaurant ecosystem have helped us to expand and offer our platform to customers who may have limited technical personnel. In the future, providers of mobile, website or other operating systems or applications could introduce new features, policies or rules that would make it difficult for customers to use our platform. In addition, mobile devices, websites, operating systems or other applications could introduce new features, change existing operating systems, application programming interfaces, or APIs, or other specifications such that they would be incompatible with our platform, or prevent delivery or aggregator partners from accessing customers who are using our platform. Any changes to technologies used in our platform, existing features that we rely on, or operating systems, APIs or applications that make it difficult for customers to access our platform or guests to access our customers’ ordering applications or websites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business and prospects.
We experience significant seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.
Our business is highly dependent on the behavior patterns of restaurant brands and guests. We may experience a relative increase or decrease in the use of our modules depending on the season and customer type, which may be difficult to assess. Additionally, our revenue can also be impacted by sales cycles and seasonality, which vary depending on customer type. For example, our restaurant customers typically experience a decrease in orders on or around certain holidays and an increase in orders during the winter months. Finally, even after we have executed a contract with a customer, deployment of our platform and the related modules is typically lower than average in the fourth quarter. As a result, seasonality will likely cause fluctuations in our financial results on a quarterly basis, and other seasonality trends may develop that may similarly impact our results of operations.

Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition or stock price.

There has been an increased focus from regulators and stakeholders on environmental, social, and governance, or ESG, matters, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them, and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations. Our failure or perceived failure to achieve our ESG goals, maintain ESG practices or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG-related issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could also reduce our stock price.
Commercial Risks

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle continues to lengthen, we invest substantial resources pursuing unsuccessful sales opportunities, or our customers do not timely onboard and deploy our modules, our operating results and growth would be harmed.

We have historically incurred significant costs and experienced long sales cycles when selling to customers. In the restaurant brand market segment, the decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, before committing to deploy our modules at scale, restaurant brand customers often require extensive education about our modules and significant support time with our employees or pilot programs, engage in protracted pricing negotiations, and seek to secure development resources.

Additionally, sales cycles for restaurant brand customers in general, and larger restaurant brands in particular, are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Further, even after our customers contract to use our platform, they may require extensive integration or deployment resources from us before they become active customers, which have at times extended to multiple quarterly periods following the execution of an agreement with us. Because we generally only generate transaction revenue after our platform is deployed, if we are unable to deploy our platform with our customers in a timely manner, our results of operations and financial condition may be harmed. For example, our sales cycle extended in 2022 to be longer than we had experienced historically, and may continue to be extended, due to our restaurant brand customers’ budgetary constraints and shifting priorities in response to labor and staffing challenges at both the operator and brand level. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays in the deployment of our platform to customers or incur greater than anticipated costs, our business, financial condition, and results of operations have in the past and may in the future be adversely affected.
Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers may not renew their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to build their own solution internally or if they decide to temporarily or permanently close their restaurants in a location.

Additionally, guests may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels and the loss of customers or reductions in the number of locations that use our platform or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using, or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.
If we fail to continue to improve and enhance the functionality, performance, reliability, design, security or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
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
We may experience difficulties with software development that could delay or prevent the development, deployment, introduction or implementation of new modules and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded modules, and integrate those modules into our platform. We must also continually update, test, certify, maintain, and enhance our software platform. We may make significant investments in new modules or enhancements that may not achieve expected returns. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to perform it in a manner that responds to our customers’ evolving needs, our business, operating results, and financial condition could be adversely affected.
We currently generate significant revenue from our largest restaurant customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations, and financial condition.

For the year ended December 31, 2022, our ten largest restaurant customers generated an aggregate of approximately 13% of our revenue. Although these customers enter into contracts with us, our largest customers have in the past, and may in the future, reduce or terminate their usage of our platform, reduce the number of locations using our platform, or decide not to renew their agreements with us. Our customers have in the past, and may in the future, choose to develop their own solutions that do not utilize any or all of modules. They also may demand price reductions as their usage of our modules increases, due to competitive pressures, changes in economic conditions or otherwise, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations, and financial condition may be adversely affected.

We have lost in the past, and we may lose in the future, one or more of our largest restaurant customers. While no such losses have been material to date, in the event that any of our largest restaurant customers do not continue to use our platform, use fewer of our modules, use our modules in a more limited capacity, or not at all, reduce the number of locations using our platform, or if the volume of transactions processed on our platform declines, our business, results of operations, and financial condition could be adversely affected.
Our business is highly competitive. We may not be able to compete successfully against current and future competitors.
We face competition in various aspects of our business and we expect such competition to intensify in the future, as existing and new competitors, including some of our current ecosystem partners, introduce new solutions or enhance existing solutions that are directly competitive with our modules. Our platform combines functionality from numerous product categories, and we may compete against providers in each of these categories including white-label digital ordering solution providers, restaurant-focused POS platforms, aggregators that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements. Some ordering aggregators sell solutions that are competitive with our core platform and they may become more aggressive in their sales tactics, including by bundling competitive solutions with their delivery or aggregator products. If competitors, many of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed.
Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate, including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market, or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including POS functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.
Mergers of or other strategic transactions by our competitors, our customers or our partners could weaken our competitive position or reduce our revenue.
If one or more of our competitors, aggregator partners or DSPs were to consolidate or partner with another one of our competitors, aggregator partners or DSPs, the change in landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our third party ecosystem partners, thereby limiting our ability to promote our platform. In addition, we may lose customers that merge with or are acquired by companies using a competitor’s or an internally developed solution. Disruptions in our business caused by these events could adversely affect our revenue growth and results of operations.
Our pricing decisions and pricing models may adversely affect our ability to attract new customers and retain existing customers.
Our platform currently includes the following modules: Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, Sync, GDP, Marketing, Sentiment, Host, and Olo Pay. Our newest product offerings are GDP, Marketing, Sentiment, and Host, which we added in 2021 through the Wisely Acquisition. We began commercially offering Olo Pay in the first quarter of 2022. As a result, we have limited experience determining the optimal prices for our modules and may be unable to convert existing customers from a flat-fee model to our transactional based pricing models. We have changed our pricing model from time to time and expect to do so in the future or sell new modules. However, given our limited experience with selling new modules, it may turn out that the new pricing models, or the pricing for any other modules we may develop, is not optimal, which may result in our modules not being profitable or not gaining market share. As competitors introduce new solutions that compete with ours, especially in the digital ordering and delivery spaces where we face significant competition, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the mix of adoption among our modules and negatively impact our overall revenue. Moreover, restaurant brands may be sensitive to price increases or to the prices offered by competitors. As a result, in the future we may be required to reduce our prices, which could adversely affect our results of operations and financial condition.

Financial Risks
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses since inception and we may not achieve or sustain profitability. We incurred net losses of $46.0 million and $42.3 million for the years ended December 31, 2022 and 2021 respectively. For 2020, we had net income of $3.1 million. As of December 31, 2022, we had an accumulated deficit of $157.5 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the short-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
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
These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the short-term or at all. Historically, our costs have increased each year due to these investments and we expect to continue to incur increasing costs to support our anticipated future growth. In addition, the costs associated with acquiring new customers may materially rise in the future, including if we expand international sales efforts outside of the United States and Canada, increase our efforts to pursue small-to-medium business restaurant brands, or increase sales efforts to other verticals. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or sustain profitability.
We may also make decisions that would reduce our short-term operating results if we believe those decisions will improve the experiences of our customers and guests and if we believe such decisions will improve our operating results over the long-term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially harmed.

We identified a material weakness in our internal control over our financial reporting process. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters. This material weakness was previously reported in the Registration Statement on Form S-1 in connection with the initial public offering and reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and has been updated, as necessary, as of December 31, 2022. This material weakness could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
Remediation Plans

Starting in 2021 and through 2022, we have been actively engaged in the implementation of remediation efforts to address the material weakness. Specific remedial actions undertaken by management included, without limitation:

•Engaged external resources to assist with remediation efforts and internal control execution, as well as to provide additional training to existing personnel.

•Hired additional internal resources with appropriate knowledge and technical expertise to effectively operate financial close and reporting processes and controls over complex technical accounting matters.

•Enhanced the design of our existing controls over complex technical accounting matters.

The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through additional testing that these controls are effective. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we have taken or will take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
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
We may also incur additional indebtedness in the future. Any new or refinanced debt may be subject to substantially higher interest rates than we have experienced in the past, which could adversely affect our financial condition and impact our business. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness, as applicable, or force us into bankruptcy or liquidation.

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
•the outcome of current and future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our results of operations and financial condition. Additionally, on August 16, 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022, or IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. We are currently evaluating the impacts of the excise tax on our stock repurchase program, however we do not currently expect the new law to have a material impact on our results of operations.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had approximately $243.2 million of federal net operating losses, or NOLs. Approximately $13.1 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2022, we had approximately $172.7 million of state NOLs. Of the state NOLs, some are indefinite life, but most are definite life with various expiration dates beginning in 2025 through 2040. In addition, our federal research and development tax credits were approximately $1.5 million as of December 31, 2022. The federal research credits will begin to expire in 2027. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” as defined under Section 382 of the Code and applicable Treasury Regulations, is subject to limitations on its ability to utilize its pre-change NOLs to offset taxable income. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. We have experienced ownership changes under Section 382 of the Code in the past, including in connection with our initial public offering, or IPO, or may experience changes in the future, in each case that could affect our ability to utilize our NOLs to offset our taxable income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As of December 31, 2022, we became a large accelerated filer and ceased to be an emerging growth company. Due to our change in status, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning with this Annual Report.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and may continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to remain in compliance with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, such as the material weakness that was previously reported in our Registration Statement on Form S-1 in connection with our initial public offering and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and which has been updated as of December 31, 2022, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. As we have identified a material weakness in the past, any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, in connection with the results of such evaluation, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems, and procedures or hire additional staff. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Additional financing may not be available on terms favorable to us, if at all. In particular, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by high levels of inflation, geopolitical instability, an ongoing war in Ukraine, and the COVID-19 pandemic. It is impossible to predict the extent to which our business will be impacted in the short- and long-term, but such uncertainty and disruption may reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, rising interest rates may reduce our access to debt capital, which may adversely affect our future business plans and expected growth, and will increase the cost of any future borrowings and our variable rate borrowings, which would reduce our earnings. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of our equity to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Volatility in equity capital markets may also adversely affect market prices of our securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
We recognize revenue from customer subscriptions over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.
We recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years or longer. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new subscriptions or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but has previously and may in the future negatively affect our revenue in subsequent quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue may decline significantly in that quarter and subsequent quarters. Accordingly, the effect of significant declines in sales of our platform or modules may not be reflected in our short-term results of operations.
Risks Related to Our Reliance on Third Parties

Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software.
The success of our platform depends, in part, on our ability to integrate third-party applications, software, and other offerings into our platform. We anticipate that the growth of our business will continue to depend on third-party relationships, including relationships with POS systems, DSPs, ordering service providers, aggregators, digital agencies, payment processors, loyalty providers, and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as search engine and social media, location services, voice ordering, autonomous vehicle, and virtual kitchen providers. Identifying, negotiating, and documenting relationships with third parties and integrating third-party content and technology requires significant time and resources, and third-party providers may choose to terminate their relationship with us, compete directly against us, enter into exclusive arrangements with our competitors, or make material changes to their businesses, solutions or services that could be detrimental to our business.
Third-party developers may change the features of their offering of applications and software or alter the terms governing the use of their offerings in a manner that is adverse to us. We may also be unable to maintain our relationships with certain third-parties if we are unable to integrate our platform with their offerings. In addition, third-parties may refuse to partner with us or limit or restrict our access to their offerings. We may not be able to adapt to the data transfer requirements of third party offerings. If third-party applications or software change such that we do not, or cannot, maintain the compatibility of our platform with these applications and software, or if we fail to ensure there are third-party applications and software that our customers desire to add to their ordering or delivery portals, demand for our platform could decline. If we are unable to maintain technical interoperability, our customers may not be able to effectively integrate our platform with other systems and services they use. If we fail to integrate our platform with new third-party offerings that our customers need to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their guests expect, which would harm our business.
The third party service providers with which we integrate may not perform as expected under our agreements or under their agreements with our customers, we or our customers may in the future have disagreements or disputes with such providers, or such providers may experience reduced growth, reduce incentives for our customers’ guests to make delivery orders, or otherwise change their business models in ways that are disadvantageous to us or our customers. For example, if the DSPs with which we partner for our Dispatch module were to increase prices of delivery to guests, the number of orders made through our platform could be reduced and our business may be harmed. In addition, if our Rails providers were to reduce incentives for guests to order through those respective aggregators, our revenue and business may be harmed. If we lose access to solutions or services from a particular partner, or experience a significant reduction or disruption in the supply of services from a current partner, it could have an adverse effect on our business and operating results.
Our Dispatch module currently relies on a limited number of DSPs.
The availability of DSPs generally, and of specific DSPs in certain markets, is integral to the value that our Dispatch module provides to our customers and our ability to generate revenue from orders fulfilled through Dispatch. However, the DSP market is not fully developed and has been and could in the future be adversely affected by various conditions, including industry consolidation or downturns, changes in labor and independent contractor laws and pricing models, the success of competitors or competing solutions for customers, and general economic conditions. In general, there is more than one DSP available to fulfill delivery orders through Dispatch. In certain markets, however, delivery orders are fulfilled by one or a limited number of DSPs, with a subset of such DSPs being responsible for fulfilling a majority of orders in that market. In addition, certain of these DSPs may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may be less incentivized to continue to partner with us. If one or more DSPs that represents a significant volume of our Dispatch transactions overall, or DSPs that represent a significant volume of our Dispatch transactions in any single market, are no longer able to continue to provide timely and reliable delivery services, including as a result of a shortage in the labor market or changes in the labor laws, or if we or a DSP terminate our partnership, we could experience significant interruptions in the delivery of orders through our Dispatch module, which could have an adverse effect on our business, financial condition, and results of operations.
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

Factors impacting the pricing strategies of our aggregators, including operating costs, legal and regulatory requirements, constraints or changes, could also impact our business. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States implemented price controls on some food delivery logistics platforms. These price controls caused, and may in the future cause, aggregators to increase the fees charged to guests. Such increase in the fees charged by aggregators could result in reduced demand for services by guests, and our transactional revenue from our Rails module may decline. Moreover, a number of aggregators have merged or consolidated, and may continue to do so, which could reduce the number of aggregators on our Rails module, reduce our revenue, and limit the effectiveness of Rails. In the event that any of the largest digital ordering aggregators do not integrate with our platform, or create software that is incompatible or competes with our platform by directly integrating with one of our customers, our ability to generate transactional revenue using our Rails module will decline, which could harm our business and results of operations. If we or one or more of these aggregators that represents a significant volume of our Rails transactions overall terminate our partnership, it could have an adverse effect on our business, financial condition, and results of operations.

For the years ended December 31, 2022, 2021, and 2020, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, Inc., or DoorDash, accounted for an aggregate of 11.1%, 16.7%, and 19.3% of our total combined platform and professional services and other revenue, respectively, and DoorDash accounted for a majority of our transaction revenue from our Rails module for the years ended December 31, 2022, 2021, and 2020.

We rely upon Amazon Web Services and other infrastructure providers to operate our platform, and any disruption of or interference with our use of these providers would adversely affect our business, results of operations, and financial condition.
We outsource substantial portions of our cloud infrastructure to Amazon Web Services, or AWS, Cloudflare, and other infrastructure providers. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Their failure to access our platform could make us liable for service credits or, in more severe cases, contractual breaches. We are, therefore, vulnerable to service interruptions at AWS, Cloudflare, and other infrastructure providers, which could decrease the number of transactions we process on our platform and negatively impact our revenue. We have experienced, and expect that in the future we may experience interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints, including those related to the complexity and number of order permutations. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. In addition, if an infrastructure provider’s security is compromised, or our modules or platform are unavailable or our customers or their guests are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations, and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our platform becomes more complex and the usage of our platform increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations, and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
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
We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business. Third-party software and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use, or any failures of, third-party software or services could result in delays in our ability to provide our modules or run our business until equivalent software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent module, any of which could cause an adverse effect on our business and results of operations. Further, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our modules.

Legal, Regulatory, Compliance, and Reputational Risks

Security breaches, denial of service attacks or other hacking and phishing attacks on our systems or the systems with which our platform integrates could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.
We operate in the on-demand digital commerce industry, which is prone to cyber-attacks. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our Board of Directors reviews cybersecurity risks brought to its attention by members of senior management who report up to our Board of Directors. We have an established in-house security team, which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of our Board of Directors and the audit committee at regular meetings of the audit committee. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their guests’ data, could result in its loss or misuse, and could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, may not always function as expected or may not be sufficient to protect our internal networks and platform against attacks.
Further, our platform also integrates with third-party applications and POS and management systems over which we exercise no control. Such applications and systems are also susceptible to security breaches, which could directly or indirectly result in a breach of our platform. For example, the failure of a customer’s third-party front-end provider to adequately protect their systems could result in an attack that we are unable to prevent from the back-end; such an attack could result in a service outage for all our customers, and may require us to take the affected customer offline to restore service to the platform and mitigate the breach. Our exposure to security breaches may be heightened because our platform is accessible through hundreds of our customers’ white label domains and mobile applications.
Our storage and use of our customers’ data concerning their restaurants and guests is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and information relating to them and guests. If a security breach were to occur, as a result of third-party action, employee error, malfeasance, or otherwise, and the confidentiality, integrity, or availability of our customers’ data was disrupted, we could incur significant liability to those customers and their guests. Additionally, because of a security breach our platform could be perceived as less desirable, which could negatively affect our business. In addition, any loss of customer or individual guest data could create significant monetary damages for us that may harm our ability to operate the business.
A security vulnerability in our platform or other integrated software could compromise our customers’ in-store networks, which could expose customer or guest information beyond what we collect through our platform. As a multi-tenant SaaS provider, despite our logical separation of data between customers, we may also face an increased risk of accidentally commingling data between customers due to employee error, a software bug, or otherwise, which may result in unauthorized disclosure of data between customers. We have in the past and could in the future be subject to distributed denial of service, or DDoS, attacks, a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack could delay or interrupt service to our customers and their guests and prevent guests from ordering from or otherwise engaging with our customers’ restaurants. We cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other DDoS-prevention techniques are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, hacking, credential stuffing, social engineering, phishing, physical theft, and other attacks by third parties are prevalent in our industry. We have in the past and could in the future experience such attacks and, as a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks. In addition to our own platform and applications, some of the third parties with which we work may receive information from us, our customers, or customers’ guests through web or mobile applications integrated with their platforms. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed.
Any actual or perceived DDoS attack or security breach of our platform, systems, and networks, or of our integrated partners, could damage our reputation and brand, expose us to a risk of litigation and possible liability, and require us to expend significant capital and other resources to respond to and alleviate problems caused by the DDoS attack or security breach. Our ability to retain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider or one of the service providers with which we partner, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results. Although we maintain cyber liability insurance, we cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on acceptable terms, or at all.
We may be subject to claims by third parties of intellectual property infringement.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, modules, technology, methods, or practices infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities that purchase intellectual property assets for the purpose of making infringement claims may attempt to extract settlements from us. The risk of claims may increase as the number of modules that we offer and of competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.
Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material and adverse effect on our brand, business, financial condition, and results of operations. Although we do not believe that our proprietary technology, processes, and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our modules, or re-brand our modules. We may also be obligated to indemnify our customers against intellectual property claims; pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation; and obtain licenses or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time, and attention, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules, and otherwise negatively affect our business and operating results.
If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
Software or APIs such as ours may contain errors, defects, security vulnerabilities or software bugs that are difficult to detect or correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner. Such defects could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand, any of which could have an adverse effect on our business and results of operations. For example, our payment processing code could contain a software bug or other misconfiguration, resulting in failure to collect payment for orders that are otherwise fulfilled, which could result in significant refunds to our customers. A software bug could also result in a customer receiving an item other than what they ordered or an ingredient to which they are allergic, causing reputational harm to us. In addition, our tax calculation code may also contain errors or defects, which may result in differences payable by us or fines owed by us; or our fraud detection software could identify false positives in the system and, in turn, could reduce transactional revenue. Furthermore, our platform allows us to deploy new versions and enhancements to all of our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all customers, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our customers.

In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles, and mission. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of members of our communities, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

Because our customers use our platform for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions or software bugs in our platform, APIs, and systems could result in losses to our customers. Although we endeavor to limit our liability in customer agreements, our customers may be entitled to significant compensation from us in the form of service level credits, pursue litigation against us for any losses they suffer, or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, at industry conferences, or with peer companies, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our customers that attempt to limit our exposure to such claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, such a claim could be time-consuming and distracting to our management team, costly to defend, and could seriously damage our reputation and brand, making it harder for us to sell our modules.
We and certain of our third-party partners, service providers, and subprocessors transmit and store personal information of our customers and guests. If the security of this information is compromised or if such information is otherwise accessed without or beyond authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
We transmit and store personal information and other confidential information of our partners, our customers, and their guests and guests with whom we have a direct relationship. Third-party applications integrated with our platform may also handle or store personal or other confidential information, including credit card data. We do not proactively monitor the content that our customers upload and store, or the information provided to us through the applications integrated with our platform, and we do not directly control the substance of the customer content on our servers, which may include personal information. Additionally, we use dozens of third-party service providers and subprocessors to help us deliver services to customers and guests. These service providers and subprocessors may handle or store personal information, credit card information, or other confidential information. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and guests. This information could also be otherwise exposed through human error, malfeasance, or otherwise. The unauthorized release, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a data breach did not arise out of our actions or inactions, or directly impact our business, the resulting guest concern arising from a customer or competitor breach could negatively affect our customers and our business.

We integrate with a number of third-party service providers in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such service providers, a security breach of one of these providers could become negatively associated with our brand or our assistance in responding to such a breach could tie up our internal resources. By the nature of the integrations, we could also get directly drawn into any resulting lawsuits. We are also subject to federal, state, and provincial laws regarding cybersecurity and data protection. Some jurisdictions have enacted laws requiring companies to notify affected individuals or government agencies of security breaches involving certain types of personal information and our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain customers, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. As credit card information and sensitive authentication data is transmitted through our platform, we may be required by card networks and our contracts with payment processors to adhere to the Payment Card Industry Data Security Standards.

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks and self-regulatory organizations’ cybersecurity or data protection requirements could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, guests or other relevant stakeholders. These claims could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. In addition, if our security measures fail to protect personal or confidential information, including payment information, adequately, we could be liable to our partners, our customers, and guests for their losses. As a result, we could be subject to fines, we could face regulatory or other legal action, and our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liabilities or adversely affect our business.

In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. The regulatory framework for privacy and security in the United States is rapidly evolving. Violating consumers’ privacy rights, using or disclosing personal information in ways that do not match our public commitments or failing to take appropriate steps to keep personal information secure may constitute deceptive or unfair acts or practices in violation of Section 5(a) of the Federal Trade Commission, or FTC, Act, 15 U.S.C § 45(a). The FTC has broad powers to investigate and to bring enforcement actions that can result in binding consent orders and fines, as do states’ attorneys general under comparable state unfair and deceptive act laws. We may also be subject to other laws that are enforced by regulators and private litigants with fines and statutory damages that can result in significant exposure, including those that govern telephone and text message marketing (e.g., the Federal Telephone Consumer Protection Act) and email marketing (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, and Canada’s Anti-Spam Legislation).

Additionally, laws in all 50 states require us to provide notice to affected individuals when certain personal information, including payment information, has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, the California Consumer Privacy Act of 2018, or CCPA, took effect in 2020 and was recently amended by the California Privacy Rights Act. This law provides consumers with certain rights, including to access, correct, and delete their personal information and to opt out of certain practices and also imposes operational requirements for covered businesses. The CCPA provides a private right of action imposing civil penalties against businesses that suffer security breaches resulting in exposure of certain sensitive information. The CCPA is already the subject of active enforcement by the California Attorney General and will also be enforced by the new California Privacy Protection Agency. The CCPA may increase our compliance costs and exposure to liability. Several other states, including Colorado, Virginia, Connecticut, and Utah, recently passed new privacy laws similar to the CCPA, all of which will take effect in 2023. The effects of these new state laws are potentially significant and may require us to modify our data collection or processing practices and policies and, in turn, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and litigation.

We anticipate that more states may enact legislation similar to these laws, providing consumers around the United States with new privacy rights and increasing the privacy and security obligations of entities handling certain personal information of such consumers. Recently, a bipartisan federal consumer privacy bill gained substantial traction in Congress, and many states continue to introduce new consumer privacy legislation on a regular basis, with some bills materially differing from the laws that have already been passed. Such proposed legislation, if enacted, may add additional complexity, introduce variation in requirements, restrict certain activities, introduce potential legal risk, require additional investment of resources in compliance programs or impact strategies for and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. Additionally, by diverting internal resources toward compliance, these laws may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy or data security laws, rules, and regulations. The European Union, or EU, has adopted the General Data Protection Regulation, or GDPR. Among other requirements, the GDPR regulates transfers of personally identifiable information from the EU to non-EU countries, such as the United States. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals may claim damages as a result of GDPR violations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR, and we may be required to assist such customers with their compliance obligations. Assisting our customers in complying with the GDPR, or complying with the GDPR ourselves if we expand our business to the EU in the future, may cause us to incur substantial operational costs or require us to change our business practices to maintain such information in the European Economic Area, or EEA.
We previously relied upon the EU-U.S. Privacy Shield program to legitimize certain transfers of personal data from the EU and EEA to the United States pursuant to the GDPR. However, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield program. As a result of this decision, companies that previously relied upon Privacy Shield will be required to use another GDPR-approved method to legitimize transfers of personal data to the United States and other third countries in compliance with the GDPR. Although in its ruling about the Privacy Shield, the CJEU deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between EU controllers and non-EU processors, such as us, are valid, the CJEU also noted that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs, which have been required of all new transfers of personal data from the EEA to third countries (including the United States) since September 2021, and must be used for all existing transfers of personal data from the EU to third countries relying on the prior versions of the SCCs as of December 2022. The new versions of the SCCs seek to address the issues identified by the CJEU’s decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges.

In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework, or Framework. The European Commission launched an assessment of the Framework’s adequacy, which is expected to be completed in 2023. If granted, an adequacy determination would help quell the legal uncertainty of cross-border transfers of personal data. However, until an adequacy determination is granted, the validity of any transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses, likewise, cannot be used to transfer personal data to the U.S., or if the Framework is not ultimately adopted, our customers could be left with no reasonable option for the lawful cross-border transfer of personal data, which could reduce data that is shared with us or force us to consider data localization strategies. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, and despite not being currently subject to the GDPR, we will continue to face uncertainty. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or could harm our business.
We began commercially offering Olo Pay in the first quarter of 2022. The payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them. We are also required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider or prohibit us from processing payment cards, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.
If we fail to comply with the rules and regulations adopted by the payment card networks, we could also be in breach of our contractual obligations to our payment processors, financial institutions or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees, and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer or guest information. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.
We believe the licensing requirements of the Financial Crimes Enforcement Network and state agencies that regulate banks, money service businesses, money transmitters, and other providers of electronic commerce services do not apply to us. One or more governmental agencies may conclude that, under its statutes or regulations, we are engaged in activity requiring licensing or registration. In that event, we may be subject to monetary penalties and adverse publicity and may be required to cease doing business with residents of those states until we obtain the requisite license or registration.

If we fail to maintain a consistently high level of customer service or if we fail to manage our reputation, our brand, business, and financial results may be harmed.
We believe our focus on customer service and support is critical to onboarding new customers, retaining our existing customers and growing our business. As a result, we have invested heavily in the quality and training of our support team, along with the tools they use to provide this service. If we are unable to maintain a consistently high level of customer service, we may lose existing customers or fail to increase revenue from existing customers. In addition, our ability to attract new customers is highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation and the number of positive customer referrals that we receive.
We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property or prevent third parties from making unauthorized use of our technology could adversely affect our business, results of operations, and financial condition.
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own 13 registered trademarks in the United States, as of December 31, 2022, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
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
Any current or future litigation against us could be costly and time-consuming to defend.
We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers, our partners or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees or the current or former employees of companies acquired through acquisitions. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more of such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
We use open source software in our platform, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We rely on open source software in our proprietary platforms, and we expect to continue to rely on open source software in our platform in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platforms. Certain open source projects that we use include other open source software, and there is a risk that this software may be subject to licensing terms inconsistent with the licensing terms of the project, resulting in uncertainties as to the governing terms for the open source software. Moreover, we cannot ensure that we have incorporated and are currently relying on open source software in our platform in a manner that is consistent with the terms of the applicable license or our current policies and procedures. Although we employ open source software license screening measures, if we were to combine our proprietary software platform with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary platform, which could allow our customers and competitors to freely use such software solutions, without compensation to us.

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

In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Additionally, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which if not properly addressed, could negatively affect the performance of our platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a negative effect on our business, results of operations, and financial condition.
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
Errors, defects, security incidents, disruptions, or other performance problems with our platform, including with third-party applications, services, or partners, may harm our reputation and brand. We may introduce new suites of solutions, modules or terms of service that our customers or guests do not like, which may negatively affect our brand. Additionally, if our customers or guests have a negative experience using our modules or third-party solutions integrated with our platform, such an experience may affect our brand, especially as and if we continue to attract multi-location restaurant customers to our platform.
We receive significant media coverage in the United States, especially in the restaurant trade press. Any unfavorable media coverage or negative publicity about our company, for example stories criticizing the quality and reliability of our platform or our privacy and security practices; describing the loss or misuse of our customer data or guests’ personal information; negatively discussing our platform changes, litigation or regulatory activity; or raising negative actions of our partners or our customers, could seriously harm our reputation. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customers, and result in decreased revenue, which could seriously harm our business.
We believe that the importance of brand recognition will increase as competition in our market increases. In addition to our ability to provide reliable and useful modules at competitive prices, successful promotion of our brand will depend on the effectiveness of our marketing efforts. While we primarily market our platform through direct sales efforts, our platform is also marketed through a number of free traffic sources, including customer referrals and word-of-mouth. Our efforts to market our brand have involved significant expenses, which we intend to increase, and as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing spend may not yield increased revenue and, even if it does, any increased revenue may not offset the expenses we incur in building and maintaining our brand.

Activities of customers or partners or the content of our customers’ websites or mobile applications could damage our brand, subject us to liability, and harm our business and financial results.
Our terms of service and acceptable use policy prohibit our customers and partners from using our platform to engage in illegal or otherwise prohibited activities, and our terms of service and acceptable use policy permit us to terminate a customer’s or partner’s account if we become aware of such use. Customers or partners may, nonetheless, engage in prohibited or illegal activities, including in connection with their use of our products and services, which could subject us to civil or governmental liability or enforcement. We do not proactively monitor or review the appropriateness of the content of our customers’ websites or mobile applications, and we do not have control over such content or our customers’ activities. The safeguards we have in place may not be sufficient for us to avoid liability, including through litigation, or avoid harm to our brand, especially if such inappropriate or illegal use is high profile, which could adversely affect our business and financial results. In addition, if we expand internationally, we may be subject to similar actions in foreign jurisdictions alleging that customers’ store content violates laws in foreign jurisdictions.

Our DSPs and other partners may be subject to pricing, licensing, and data regulations, which may impact our business.

Our DSPs and other partners’ revenue is dependent on the pricing models they use to calculate earnings. In particular, the DSPs’ pricing models have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. An increasing number of municipalities have proposed delivery network fee caps with respect to DSPs’ delivery offerings. For example, in 2022, New York City began requiring DSPs to obtain a license in order to do business within the city; instituted a percentage cap on service, transaction, and other fees that DSPs may charge food service establishments; and began allowing food delivery workers to unilaterally cap the distances they are required to travel for delivery. Additional regulation of the DSPs, including with regard to licensing, sharing of end user data, and classifying workers as employees or independent contractors, could increase their operating costs and adversely affect their business, which may in turn adversely affect our business. For instance, DSPs could be required to treat their workers as employees if the Department of Labor’s October 2022 proposed rule goes into effect. The proposed rule revises the standard for determining when a worker is an employee or an independent contractor under the Fair Labor Standards Act. Furthermore, our partners may be forced to change their pricing models, or otherwise limit or abandon their business operations altogether, in jurisdictions where laws or regulations significantly impact their business, which could ultimately harm our revenue.

Employee Related Risks

If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.

We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. Our anticipated headcount growth, our transition from a private company to a public company, and our policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office may make it difficult to maintain these important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.

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
We engage the services of third parties who provide us with certain consulting services to support our business. Any failure to identify and/or retain such third parties could adversely affect our business, operating results, and financial condition and could require significant amounts of time and resources to find suitable replacements.
If we are unable to hire, retain, and motivate qualified personnel, our business may be adversely affected.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for certain of these personnel is substantial, especially for engineers experienced in designing and developing SaaS or on-demand digital commerce applications, products managers and designers, and experienced enterprise sales professionals.

Further, our ability to increase our customer base, especially among restaurant brands, small-to-medium businesses, potential international customers, and other customers we may pursue, or to achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus, and train our sales, marketing, and customer success personnel.

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

In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with appropriate qualifications. In many markets, competition for qualified individuals is substantial and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire top talent, we may be required to pay higher wages or provide increased levels of benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other technology companies. We also place a heavy emphasis on the qualification and training of our team members, and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in additional costs and a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Capital markets have been volatile, which may cause the perceived value of our equity awards to decline and cause prospective employees to believe there is limited upside to the value of our equity awards, which would adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Industry Risks

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, have in the past and could in the future adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

Our results of operations have in the past and may in the future vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, rising interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions, and negative impacts to the growth of our business, revenue, and earnings.

More specifically, we are heavily reliant on the restaurant, food, and delivery industries, and any downturn or shift in those industries could significantly impact our results. In poor or uncertain economic conditions, restaurant guest traffic could be adversely impacted if guests choose to dine out or order less frequently or reduce the amount they spend on meals. In addition, inflation and the rising costs of food and labor have caused some businesses in the restaurant food and delivery industries to raise their prices which could cause a decline in guest traffic. Further, to the extent there is a sustained general economic downturn and our solutions are perceived by existing and potential restaurant customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand digital commerce spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Additionally, reports, whether true or not, of foodborne illnesses and injuries caused by food tampering have severely injured the reputations of participants in the food business and the restaurant industry generally, and could continue to do so in the future, and those reports could harm our business and results of operations. The potential for acts of terrorism on the United States’ food supply also exists and, if such an event occurs, it could harm our business and results of operations.

In addition, we contract directly with our DSPs to provide delivery services to our restaurant customers through our Dispatch module and then invoice our restaurant customers for the cost associated with DSP services. As a result, we may be required to make payments to DSPs prior to receiving payment from our restaurant customers for DSP transactions, which could reduce the amount of cash and cash equivalents we have available for the period between payment to the DSPs and receipt of payment from the restaurant customer. In addition, restaurant customers have in the past and could in the future go out of business, become insolvent, or otherwise be unable to pay for DSP transactions, and we are responsible for making payments to the DSPs that our customers otherwise would have made, which adversely affects our business. Furthermore, our DSPs and other vendors, suppliers or partners may raise prices due to inflation, rising costs or changing regulations. If this occurs, we may not be able to pass on these increased costs to our restaurant customers. This may materially and adversely affect our business, including our competitive position, market share, revenues, and earnings.

Lastly, the increased pace of consolidation in the restaurant industry, the loss of partners that may have gone out of business or may have merged with other of our partners, or of the acquisition of our customers by other companies that do not use our solutions, may result in reduced overall spending on our platform. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within the restaurant industry. If the economic conditions of the general economy or markets in which we operate worsen, our business, results of operations, and financial condition could be materially and adversely affected.
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

Various factors beyond our control, including government regulations relating to independent contractor classifications, price controls on food delivery logistics platforms, labor shortages, supply constraints, inflation, and minimum wage increases, may also affect the total cost of digital food orders to guests. The overall cost environment for food commodities can also be volatile due to domestic and worldwide agricultural supply and demand and other macroeconomic factors that are outside of our control. If our current or future customers and partners are unable to maintain or increase digital orders or maintain profitability, our business, financial condition, and results of operations could be harmed.

COVID-19-Related Risks
The ongoing COVID-19 pandemic and the impact of responses by governments and private industry to COVID-19 impacted our operations, and could again materially adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including indoor dining restrictions, business closures, stay-at-home, and similar orders limiting the movement of individuals, and the resulting changes in guest behaviors, disrupted the restaurant industry and impacted our normal operations, employees, partners, and customers. While nearly all regions have re-opened and our employees have transitioned to remote working arrangements, we face risks related to any resurgences of COVID-19, including the emergence of new variant strains of COVID-19, which have and may in the future necessitate renewed government restrictions.

With the onset of COVID-19, we began to see an increase in transaction volumes as guests turned to online ordering as compared to in-person dining. This shift began at the end of the first quarter of 2020 and has continued through the end of 2022. During this time, we also experienced an increase in penetration of our product modules, with brands utilizing 3.0 modules per location on average as of December 31, 2022, as compared to 2.7 modules per location on average as of December 31, 2021. For the years ended December 31, 2022, 2021, and 2020, 50.9%, 46.4%, and 48.2% of our platform revenue was subscription revenue, respectively, and 49.1%, 53.6%, and 51.8% was transaction revenue, respectively. While we benefited from the acceleration of demand for off-premise dining, our profitability may be adversely impacted if guest preferences shift toward on-premise from off-premise dining, or if orders placed for pick-up grow faster or garner a greater share of off-premise orders than those placed for delivery.

The degree to which the ongoing COVID-19 pandemic and recovery will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic, the emergence of new variant strains of COVID-19, actions taken to contain the COVID-19 pandemic, including any restrictions on economic activity and domestic and international trade, the timing of any future booster shot rollouts, the acceptance of the vaccine and booster shots, and the extent of the impact of these and other factors on our employees, partners, vendors, guests, and restaurant customers. The COVID-19 pandemic and related restrictions could limit our restaurant customers’ ability to continue to operate, serve guests or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase vulnerability of us and our partners and service providers to security breaches, denial of service attacks, or other hacking or phishing attacks, or cause other unpredictable effects.

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

Our quarterly operating results, including our revenues, operating margin, profitability, cash flow, number of locations, and transaction volumes have in the past and may in the future vary significantly and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•fluctuations in demand for or pricing of our platform or any of our modules, including any governmental regulations that restrict the amount we can charge;
•fluctuations in usage of our platform or any of our modules, including due to the potential lack of durability of the growth we have experienced in the past due to the COVID-19 pandemic;
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
•changes in spending by our existing or prospective customers and their guests;
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
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill or other asset impairments, if any, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•the inability to execute on our share repurchase program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuations of repurchases thereunder;
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
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our modules and platform capabilities or third-party applications or POS or management systems with which our platform integrates.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations or key performance indicators fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits, such as the class action lawsuit filed on September 26, 2022. A description of our legal proceedings can be found in “Legal Proceedings” included in Part I, Item 3, and “Note 16—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price. Share repurchases could also increase the volatility of our stock price and diminish our cash reserves.

On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Such repurchases may be made from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, the program may be modified, suspended or terminated at any time by the Board of Directors at its discretion.

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

Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the Stock Buyback Program. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.

We may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks, assumptions, and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by changes in the macroeconomic and geopolitical environment as well as any resurgence in the COVID-19 pandemic. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us. Our actual results may not always be in line with or exceed any guidance we have provided or the consensus of third parties, and may differ materially from such projections, especially in times of economic uncertainty, such as the current macroeconomic and geopolitical environment, the war in Ukraine, rising and fluctuating interest rates and inflation, potential recessionary factors and other factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or in our control. For example, if we fail to predict the evolution of macroeconomic conditions will have on our business and the duration of these impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we continue to reduce our guidance for future periods, the market price of our Class A common stock may decline. While we currently issue public guidance, there can be no assurance that we will continue to do so in the future.

As of December 31, 2022, we no longer qualified as an “emerging growth company” and as a result will incur additional costs.

As of December 31, 2022, we no longer qualified as an “emerging growth company,” as defined in the JOBS Act, and became subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert their attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

The dual-class structure of our common stock has the effect of concentrating voting control with our existing stockholders, executive officers, directors, and their affiliates, which will limit your ability to influence the outcome of important transactions and to influence corporate governance matters, such as electing directors, and to approve material mergers, acquisitions or other business combination transactions that may not be aligned with your interests.
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of December 31, 2022, holders of our Class B common stock collectively owned shares representing approximately 85% of the voting power of our outstanding capital stock. As of December 31, 2022, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 85% of the voting power of our outstanding capital stock.
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

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, rising and fluctuating inflation, and interest rates;
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing and adoption rates of our modules;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and modules;
•investor sentiment and the public’s reaction to announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•the trading volume of our Class A common stock;

•future sales of our Class A common stock by us or our stockholders;
•our involvement in litigation;
•significant data breaches, disruptions to or other incidents involving our software;
•changes in senior management or key personnel;
•investors’ perceptions that our internal controls are inadequate;
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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation against us, such as the class action lawsuit filed on September 26, 2022, could result in substantial costs, divert our management’s attention and resources from our business, and, if the claims are successful, our business could be harmed. This risk could materially adversely affect our business, results of operations, and financial condition. A description of our legal proceedings can be found in “Legal Proceedings” included in Part I, Item 3, and “Note 16—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue and trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short-term. If we fail to meet or exceed the expectations of investors or securities analysts as a result of a revenue shortfall or otherwise, then the trading price of our Class A common stock could fall substantially.
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
As of December 31, 2022, holders of a substantial number of shares of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. For example, in connection with the consummation of the Wisely Acquisition, we issued shares of our Class A Common Stock to Wisely security holders. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase as a result of no longer qualifying as an “emerging growth company” as of December 31, 2022. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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
•specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors or our chief executive officer;
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which may restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of ours; any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; any claim or causes of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that these provisions do not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or the Securities Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated articles of incorporation provide that any person or entity purchasing or otherwise acquiring any interest in any security of ours is deemed to have notice of and consented to these provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may impose additional litigation costs on stockholders in pursuing such claims, and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our federal forum provision. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located in New York City, where we lease approximately 12,200 square feet at 99 Hudson Street, 10th Floor, New York, New York 10013 under a lease that expires in March 2025.
We also lease approximately 36,100 square feet at One World Trade Center in New York under a lease that expires in May 2023 and 14,700 square feet at 26 Broadway in New York under a lease that expires in September 2023. We currently sublease all of the One World Trade Center space and a portion of the Broadway space.
We use each current facility for our single operating segment and believe that such facilities are adequate to meet our current needs.
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
On September 26, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain executive officers, captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al (Case 1:22-cv-08228). An amended complaint in the lawsuit was filed on January 13, 2023. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that Olo made materially false and misleading statements regarding the number of active locations. The lawsuit seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. We believe the case is without merit and are vigorously defending this matter. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
We have also received, and may in the future continue to receive, other claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Holders of Record
As of February 21, 2023, there were approximately 39 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
As of February 21, 2023, there were approximately 17 stockholders of record of our Class B common stock.
Dividends
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
Unregistered Sales of Equity Securities

None.
Securities Authorized for Issuance Under Equity Compensation Plans

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

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
October 1 - 31, 2022	538,800	$8.07	538,800	$95,652
November 1 - 30, 2022	884,374	7.89	884,374	88,672
December 1 - 31, 2022	1,264,418	6.86	1,264,418	80,000
Total	2,687,592	7.44	2,687,592	80,000

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $80.0 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of December 31, 2022. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Olo Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index, or the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on March 17, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 30, 2022, the last trading date of fiscal year 2022. The graph uses the closing market price on March 17, 2021 of $34.75 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, including with respect to our transaction volumes, our net revenue retention, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We have omitted discussion of fiscal year 2021 compared to fiscal year 2020 where it would be redundant to the discussion previously included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 25, 2022.
Overview
We are Olo, a leading open SaaS platform for restaurants.
Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct guest relationships. Guests today expect more on-demand convenience and personalization from restaurants, particularly through digital channels, but many restaurants lack the in-house infrastructure and expertise to satisfy this increasing demand in a cost-effective manner. We provide restaurants with a business-to-business-to-guest, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable guest data. As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume (which we previously called “gross merchandise value” but defined in the same manner), or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $23 billion in GMV during the year ended December 31, 2022, and gross payment volume, or GPV, which we define as the gross volume of payments processed through our Olo Pay solution, has reached $250 million during the year ended December 31, 2022. We believe that GMV and GPV are important metrics to provide management with an indication of demand for our products. We believe these metrics also provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention exceeding 108% for the three months ending December 31, 2022. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and Nation’s Restaurant News, have also deemed Olo a leading food ordering platform for the restaurant industry.
We built Olo with the goal of being the leading SaaS platform for the restaurant industry by aligning the solutions we have developed with the needs of our customers. For over 15 years, we have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform platform for restaurants to enable hospitality with modern solutions that allow brands to:
•Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management through the Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules.
•Engage. A suite of restaurant-centric marketing solutions optimizing Guest Lifetime Value, or LTV, by strengthening and enhancing the restaurants’ direct guest relationships through the Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules.
•Pay. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion through our Olo Pay module.

The key milestones in our corporate history are the following:
•2005: Olo Founder and CEO Noah Glass accepted $0.5 million in Series A funding to start Mobo.
•2010: We began rebranding as “Olo” and shifted our focus to enterprise customers.
•2015: We launched Dispatch, our first significant product extension.
•2017: We launched Rails and surpassed $1 billion in GMV.
•2021: We completed our IPO, executed our first acquisition, and surpassed $20 billion in GMV.
•2022: We announced commercial availability of Olo Pay, and surpassed $23 billion in GMV and $250 million in GPV.
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day, and more than 85 million guests have transacted on our platform over the last year. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 300 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, ordering service providers, or OSPs, payment processors, user experience and user interface providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
We are the exclusive direct digital ordering provider for many leading brands across all service models of the restaurant industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. Our brands tend to be highly loyal.
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
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering, Switchboard, Virtual Brands, Kiosk, Catering, Sync, GDP, Marketing, Sentiment and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Dispatch, Rails, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from our Network module, which allows brands to take orders from non-aggregator digital channels (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages) and generates fees predominantly through revenue sharing agreements with partners.
Key Factors Affecting Our Performance

Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules, and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit. We calculate average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, fluctuations in the number of transactions processed by our customers on the platform, and the ability of our customers to switch to a competitor or develop their own internal platform solutions.
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 87,000 active locations as of December 31, 2022, up from approximately 79,000 active locations as of December 31, 2021. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
The following summarizes our average revenue per unit and approximate number of active locations for the year ended, or as of, each of the dates presented:

	Year Ended December 31,
	2022	2021
Average Revenue Per Unit	$2,189	$2,019
Ending Active Locations	87,000	79,000
From 2021 to 2022, we experienced an increase in penetration of our product modules, with brands utilizing 3.0 modules per location on average as of December 31, 2022, as compared to 2.7 modules as of December 31, 2021. We believe this demonstrates an opportunity to further increase revenue within our existing customer base by expanding and deploying additional modules. We believe that we are well-positioned to upsell our remaining customers, as our modules provide significant value, are simple to add, and operate seamlessly together. In addition, we intend to continue to work with our existing brand customers in implementing their digital strategies, which we expect will promote continued growth. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 87,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention, which compares our revenue from the same set of active customers in one period to the prior year period. We calculate dollar-based net revenue retention as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. We believe that net revenue retention is an important metric to our investors, demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships.

For the quarter ended December 31, 2022, net revenue retention was approximately 108%. While we have maintained a net revenue retention over 120% throughout 2021, 2020, and 2019, we observed a decline in net revenue retention for the year ended December 31, 2022, as we lapped the last pre-vaccination period of the COVID-19 pandemic, during which time order volumes were elevated, and the final quarter operating under our prior DoorDash agreement. We expect to maintain net revenue retention in excess of 100% in the short-term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
Enable Higher Transaction Volume
Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction volume as more guests order food through digital means, including on- and off-premise. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Specifically, in February 2022, we announced the general availability of our payment solution, Olo Pay, which we believe can significantly increase our ability to generate transactional revenue. Our ability to increase transaction volume is dependent on macroeconomic conditions, as well as the continued shift to digital ordering for food consumption and our ability to capture a meaningful portion of that shift.
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
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, kitchen display systems, labor management providers, inventory management providers, and reservation and customer relationship management platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which would expand our capabilities and facilitate the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.

Expand Our Longer-Term Market Opportunity
While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small- and medium-sized businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals, beyond the restaurant industry, that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to guests. For example, we currently partner with a number of grocery chains who use our Ordering module to help their guests order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives.
Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods. We generally bill monthly in arrears. A majority of our platform revenue is derived from our Order solutions, which consist of our Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules. We also generate platform revenue from our Olo Pay module, which became commercially available during 2022. Subsequent to our acquisition of Wisely Inc., or Wisely, in November 2021, we also generate platform revenue from our Engage solutions, which consist of our Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules.
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of internal-use software and developed technology, payment processing, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform.
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
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude internal-use software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their estimated useful life. We anticipate investments in this area to increase slightly on an absolute dollar basis, but to decrease as a percentage of revenue in the short-term, as we balance growth initiatives and investments in innovative solutions to support our customers’ rapidly evolving needs.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include amortization of trademarks, travel-related expenses, and allocated overhead. We also incur additional general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we lap the initial increase in costs associated with operating as a public company and continue to scale our operations over time.
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing, amortization of customer relationships, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, hiring additional sales representatives, and sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue in the short-term as we continue to invest in our ability to sell new products and increase the visibility of our brand to new and existing customers.
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents and interest expense related to any outstanding debt.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The change in the fair value of warrant liability relates to warrants issued to purchase our redeemable convertible preferred stock that are classified as liabilities on the balance sheet. Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. As a result, we no longer have a change in fair value of redeemable convertible preferred stock warrant liability.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Platform	$181,293	$144,446	$92,764
Professional services and other	4,111	4,922	5,660
Total revenue	185,404	149,368	98,424
Cost of revenue:
Platform (2)	51,796	25,572	14,334
Professional services and other (2)	5,715	5,258	4,334
Total cost of revenue	57,511	30,830	18,668
Gross Profit	127,893	118,538	79,756
Operating expenses:
Research and development (2)	72,927	58,918	32,907
General and administrative (1) (2) (3)	73,034	69,625	22,209
Sales and marketing (2)	33,596	17,971	8,545
Total operating expenses	179,557	146,514	63,661
(Loss) income from operations	(51,664)	(27,976)	16,095
Other income (expenses), net:
Interest income	4,592	—	—
Interest expense	(185)	—	(157)
Other income, net	7	77	28
Change in fair value of warrant liability	—	(18,930)	(12,714)
Total other income (expenses), net	4,414	(18,853)	(12,843)
(Loss) income before taxes	(47,250)	(46,829)	3,252
(Benefit) provision for income taxes	(1,282)	(4,556)	189
Net (loss) income	(45,968)	(42,273)	3,063
Accretion of redeemable convertible preferred stock to redemption value	—	(14)	(70)
Undeclared 8% dividend on participating securities	—	—	(2,993)
Net loss attributable to Class A and Class B common stockholders	$(45,968)	$(42,287)	$—

(1) Includes charitable donation expense of $1.4 million and $13.1 million for the years ended December 31, 2022 and 2021, respectively.
(2) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue - platform	$5,457	$2,705	$556
Cost of revenue - professional services and other	630	474	124
Research and development	14,053	11,283	1,497
General and administrative	20,339	16,137	2,827
Sales and marketing	5,545	2,128	376
Total stock-based compensation expense	$46,024	$32,727	$5,380
(3) Includes non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures, and broker commission fees of $0.9 million, in connection with the subleasing of our headquarters for the year ended December 31, 2022.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Revenue:
Platform	97.8%	96.7%	94.2%
Professional services and other	2.2	3.3	5.8
Total revenue	100.0	100.0	100.0
Cost of revenue:
Platform	27.9	17.1	14.6
Professional services and other	3.1	3.5	4.4
Total cost of revenue	31.0	20.6	19.0
Gross Profit	69.0	79.4	81.0
Operating expenses:
Research and development	39.3	39.4	33.4
General and administrative	39.4	46.6	22.6
Sales and marketing	18.1	12.0	8.7
Total operating expenses	96.8	98.1	64.7
(Loss) income from operations	(27.9)	(18.7)	16.4
Other income (expenses), net:
Interest income	2.5	0.0	0.0
Interest expense	(0.1)	0.0	(0.2)
Other income, net	0.0	0.1	0.0
Change in fair value of warrant liability	0.0	(12.7)	(12.9)
Total other income (expenses), net	2.4	(12.6)	(13.0)
(Loss) income before taxes	(25.5)	(31.4)	3.3
(Benefit) provision for income taxes	(0.7)	(3.1)	0.2
Net (loss) income	(24.8)	(28.3)	3.1
Accretion of redeemable convertible preferred stock to redemption value	0.0	0.0	(0.1)
Undeclared 8% dividend on participating securities	0.0	0.0	(3.0)
Net loss attributable to Class A and Class B common stockholders	(24.8)%	(28.3)%	0.0%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Platform	$181,293	$144,446	$36,847	25.5%
Professional services and other	4,111	4,922	(811)	(16.5)
Total Revenue	$185,404	$149,368	$36,036	24.1%
Platform
Total platform revenue increased $36.8 million, or 25.5%, to $181.3 million for the year ended December 31, 2022 from $144.4 million for the year ended December 31, 2021. This increase was primarily the result of an increase in module adoption within our existing customer base, an increase in new active locations coming onto the platform, and increased transaction volumes. Active customer locations increased to approximately 87,000 as of December 31, 2022 from approximately 79,000 as of December 31, 2021, and annual average revenue per unit increased to approximately $2,189 for the year ended December 31, 2022 from approximately $2,019 for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, 50.9% and 46.4% of our platform revenue was subscription revenue, respectively, and 49.1% and 53.6% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.8 million, or 16.5%, to $4.1 million for the year ended December 31, 2022 from $4.9 million for the year ended December 31, 2021, primarily due to labor shortages affecting our restaurant customers at both the operator and brand levels, elongating the sales cycle and delaying the start of deployments. While we generally expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$51,796	$25,572	$26,224	102.5%
Professional services and other	5,715	5,258	457	8.7
Total cost of revenue	$57,511	$30,830	$26,681	86.5%
Percentage of revenue:
Platform	27.9%	17.1%
Professional services and other	3.1	3.5
Total cost of revenue	31.0%	20.6%
Gross Profit	$127,893	$118,538	$9,355	7.9%
Gross Margin	69.0%	79.4%
Platform
Total platform cost of revenue increased $26.2 million, or 102.5%, to $51.8 million for the year ended December 31, 2022 from $25.6 million for the year ended December 31, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel to support our revenue growth, as well as higher hosting costs due to increased transaction volume and the addition of features and modules. Also contributing to the increase were the short-term impacts of our acquisitions of Wisely in late 2021 and Omnivore Technologies, Inc., or Omnivore, in the first quarter of 2022, the intangible amortization costs related to these acquisitions, and the processing costs associated with Olo Pay.
Professional Services and Other
Total professional services and other cost of revenue increased $0.5 million, or 8.7%, to $5.7 million for the year ended December 31, 2022 from $5.3 million for the year ended December 31, 2021. This increase was primarily the result of increased compensation costs to support the previously-mentioned growth in new active locations, partially offset by a decrease in third party consulting costs.
Gross Profit
Gross margin decreased to 69.0% for the year ended December 31, 2022 from 79.4% for the year ended December 31, 2021. The decrease in gross margin was driven by higher platform and professional services and other compensation costs to support growth in transactions, the increase in new active locations coming onto the platform, and the addition of features and modules, as well as by the short-term impacts of our Wisely and Omnivore acquisitions, and the processing costs associated with Olo Pay.
Research and Development

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$72,927	$58,918	$14,009	23.8%
Percentage of total revenue	39.3%	39.4%
Research and development expense increased $14.0 million, or 23.8%, to $72.9 million for the year ended December 31, 2022 from $58.9 million for the year ended December 31, 2021. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 39.3% for the year ended December 31, 2022 from 39.4% for the year ended December 31, 2021.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$73,034	$69,625	$3,409	4.9%
Percentage of total revenue	39.4%	46.6%
General and administrative expense increased $3.4 million, or 4.9%, to $73.0 million for the year ended December 31, 2022 from $69.6 million for the year ended December 31, 2021. This increase was primarily a result of higher compensation costs due to increased average headcount to support the growth and stage of the organization, severance costs, including those related to the departure of our Chief Customer Officer, an impairment expense associated with the sublease of our corporate headquarters, and increased insurance costs and professional fees incurred as a result of us being a public company. These increases were partially offset by the reduction of $11.7 million related to the donation of shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, and the absence in the year ended December 31, 2022 of IPO related bonus awards and vesting and settlement of stock appreciation rights, or SARs, as a result of the IPO. As a percentage of total revenue, general and administrative expenses decreased to 39.4% for the year ended December 31, 2022 from 46.6% for the year ended December 31, 2021.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$33,596	$17,971	$15,625	86.9%
Percentage of total revenue	18.1%	12.0%
Sales and marketing expense increased $15.6 million, or 86.9%, to $33.6 million for the year ended December 31, 2022 from $18.0 million for the year ended December 31, 2021. This increase was primarily the result of: (i) additional compensation costs, inclusive of commission costs, due to increases in headcount; (ii) costs associated with our in-person user conference, Beyond4, which we held in-person in the second quarter of 2022 for the first time in two years; and (iii) intangible amortization costs related to our recent acquisitions. This increase was partially offset by decreased professional and consulting fees for the year ended December 31, 2022. As a percentage of total revenue, sales and marketing expense increased to 18.1% for the year ended December 31, 2022 from 12.0% for the year ended December 31, 2021.
Other Income (Expenses), net

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expenses), net:
Interest income	$4,592	$—	$4,592	—%
Percentage of total revenue	2.5%	—%
Interest expense	(185)	—	(185)	—%
Percentage of total revenue	(0.1)%	—%
Other income, net	7	77	(70)	(90.9)%
Percentage of total revenue	—%	0.1%
Change in fair value of warrant liability	—	(18,930)	18,930	(100.0)%
Percentage of total revenue	—%	(12.7)%
Total other income (expenses), net	$4,414	$(18,853)	$23,267	(123.4)%
Percentage of total revenue	2.4%	(12.6)%
Total other income, net for the year ended December 31, 2022 was primarily driven by income earned on our investments and money-market funds.
The $18.9 million expense related to the change in the fair value of warrant liability for the year ended December 31, 2021 was directly related to an increase in the value of our stock underlying the warrants during the first quarter of 2021. Prior to our IPO, all outstanding warrants were exercised to purchase shares of our outstanding redeemable convertible preferred stock and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock converted into shares of Class B common stock.
Benefit for Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Benefit for income taxes	$(1,282)	$(4,556)	$3,274	(71.9)%
Percentage of total revenue	(0.7)%	(3.1)%
The income tax benefits for the years ended December 31, 2022 and 2021 were driven primarily by the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisitions of Omnivore and Wisely and adjustments to the full valuation allowance on our deferred tax assets, partially offset by state taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $451.2 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On March 19, 2021, we completed our IPO, in which we issued and sold 20,700,000 shares of our Class A common stock at the public offering price of $25.00 per share. We received net proceeds of approximately $485.5 million after deducting underwriting discounts and commissions.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the year ended December 31, 2022, we repurchased approximately 2,687,592 shares of our Class A common stock for approximately $20.1 million under the Stock Buyback Program.
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank, or the Prime Rate, or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA, or a “Success Fee Trigger, in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second

Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2022, and expect to remain in compliance for at least the upcoming twelve months.
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
As of December 31, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of One World Trade Center. As of December 31, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$2,344	$16,253
Net cash used in investing activities	(158,483)	(77,072)
Net cash (used in) provided by financing activities	(8,233)	499,508
Net Cash Provided by Operating Activities
For the year ended December 31, 2022, net cash provided by operating activities was $2.3 million, primarily due to net loss of $46.0 million adjusted for non-cash charges of $56.3 million, partially offset by a net decrease attributable to our operating assets and liabilities of $8.0 million. The non-cash adjustments primarily relate to stock-based compensation charges of $46.0 million, depreciation and amortization expense of $6.0 million, non-cash impairment charges of $2.8 million, and a charge related to a charitable donor-advised fund of $1.4 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $5.6 million driven by the overall revenue increase, an increase in prepaid expenses and other current assets of $5.2 million due to insurance payments and software licensing fees, and payments of $2.5 million on our operating leases. Partially offsetting this decrease was an increase in accrued expenses and other current liabilities of $7.3 million primarily related to fees owed to DSPs and employee compensation.
For the year ended December 31, 2021, net cash provided by operating activities was $16.3 million, primarily due to net loss of $42.3 million adjusted for non-cash charges of $61.8 million, partially offset by a net decrease attributable to our operating assets and liabilities of $3.3 million. The non-cash adjustments primarily relate to stock-based charges of $32.7 million, the change in the fair value of redeemable convertible preferred stock warrants of $18.9 million, and a charge related to a charitable donor-advised fund of $13.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a net decrease in accrued expenses and accounts payable of $5.2 million related to payments to vendors and employee compensation, offset by an increase in fees owed to DSPs, an increase in prepaid expenses of $2.8 million due to insurance payments and software licensing fees, and increases in contract assets and deferred contract costs of $1.1 million due to the growth of our revenue. This decrease was offset by a net decrease in accounts receivable of $3.7 million due to improved collections and a net increase of $2.3 million in unearned revenue due to the overall growth of our revenue.
Net Cash Used in Investing Activities
Cash used in investing activities was $158.5 million during the year ended December 31, 2022, primarily due to $100.2 million of net purchases of investments, $49.2 million to acquire Omnivore, and $8.5 million for the development of internal use software.
Cash used in investing activities was $77.1 million during the year ended December 31, 2021, primarily due to $75.2 million to acquire Wisely and $1.8 million for the development of internal use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Net Cash (Used in) Provided by Financing Activities
Cash used by financing activities was $8.2 million during the year ended December 31, 2022, primarily driven by $20.1 million of stock repurchases under the Stock Buyback Program, partially offset by $12.2 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
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
Material Cash Requirements
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2022:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$24,149	$4,259	$6,816	$5,920	$7,154
Unconditional purchase obligations (1)	10,000	5,000	5,000	—	—
Total	$34,149	$9,259	$11,816	$5,920	$7,154

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
See “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding contractual obligations and commitments.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income and free cash flow, each of which is a non-GAAP financial measure, and certain key performance indicators, including GMV, GPV, active locations, net revenue retention, and average revenue per unit.

Management uses these non-GAAP financial measures and key performance indicators, in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including in the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. These measures provide consistency and comparability with past financial performance as measured by such non-GAAP figures, facilitate period-to-period comparisons of core operating results, and assist shareholders in better evaluating us by presenting period-over-period operating results without the effect of certain charges or benefits that may not be consistent or comparable across periods or compared to other registrants’ similarly named non-GAAP financial measures and key performance indicators.
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions (non-cash expense), intangible and internal-use software amortization (non-cash expense), other non-cash charges, certain severance costs, costs and impairment charges associated with the sublease of our corporate headquarters, and transaction costs incurred within one year of the related acquisition. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income and non-GAAP operating margin because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods. Effective as of the first quarter 2022, payroll tax expenses related to equity compensation awards were added to our calculation of non-GAAP operating income and non-GAAP operating margin. We have historically excluded stock-based compensation expense from non-GAAP operating income and non-GAAP operating margin, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expenses are directly impacted by unpredictable fluctuations in our stock price. Prior period amounts have been revised to conform with the current year presentation.
Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment and capitalization of internal-use software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. Free cash flow excludes items that we do not consider to be indicative of our liquidity. The reduction of capital expenditures facilitates comparisons of our liquidity on a period-to-period basis. Management believes providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.
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

Reconciliation of Non-GAAP Operating Income to GAAP Operating (Loss) Income
The following table presents a reconciliation of non-GAAP operating income to GAAP operating (loss) income, the most directly comparable GAAP measure, for the following periods:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating (loss) income, GAAP	$(51,664)	$(27,976)	$16,095
Plus: Stock-based compensation expense and related payroll tax expense (1)	46,865	34,269	5,380
Plus: Charitable donation of Class A common stock	1,406	13,107	—
Plus: Costs and impairment charge associated with sublease of corporate headquarters	3,272	—	—
Plus: Non-cash capitalized software impairment	475	—	—
Plus: Capitalized internal-use software and intangible amortization	5,446	579	316
Plus: Severance costs	2,359	—	—
Plus: Transaction costs	1,600	2,834	—
Operating income, non-GAAP	$9,759	$22,813	$21,791
Percentage of revenue:
Operating margin, GAAP	(28)%	(19)%	16%
Operating margin, non-GAAP	5%	15%	22%

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
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation between non-GAAP free cash flow and net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$2,344	$16,253	$20,768
Purchase of property and equipment	(517)	(393)	(399)
Capitalization of internally developed software	(8,480)	(1,452)	(874)
Non-GAAP free cash flow	$(6,653)	$14,408	$19,495
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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, and accounting for business combinations, including purchase price allocations and valuations of acquired intangible assets and goodwill have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see “Note 2—

Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We generate revenue from providing our customers access to our platform. We recognize revenue when we transfer promised services in an amount that reflects the consideration we expect to be entitled to in exchange for those services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation.
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
We consider revenue recognition a critical accounting policy given the calculation of revenue is dependent upon the effective design and operation of the controls over the maintenance and use of spreadsheets. This is due to the fact that the process to extract information from systems and databases is manual. Further, revenue is a focus of management and investors. However, although there are estimations required to recognize revenue, these estimates are not sensitive.
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
We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, directors, and non-employees, as well as stock purchased under our 2021 Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
We estimate the fair value of stock options and ESPP shares granted to employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate, and (4) expected dividend yield. These assumptions are estimated as follows:
•Expected volatility. We estimate the expected volatility of our common stock on the date of grant using the historical value of our stock over the trailing expected term of the option from the grant date.
•Expected term. We estimate the expected term based on the simplified method.
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.24 - 6.00	5.48 - 6.07	5.50 - 6.08
Volatility	32% - 36%	52% - 65%	43% - 66%
Risk-free interest rate	1.62% - 2.87%	0.50% - 1.06%	0.37% - 1.63%
Dividend yield	0%	0%	0%
Fair value of underlying common stock	$11.07 - $15.75	$16.78 - $30.02	$4.06 - $9.05
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
As of December 31, 2022, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of December 31, 2022, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of December 31, 2022, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of December 31, 2022, we had cash and cash equivalents of $350.1 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of December 31, 2022, we invested $142.2 million in money market funds and $101.1 million in other securities, of which $98.7 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our consolidated financial statements.
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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Olo Inc. (the "Company") as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combinations – Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
On March 4, 2022, the Company completed the acquisition of Omnivore Technologies, Inc. (“Omnivore”) for a total consideration of approximately $49.3 million in cash, net of cash acquired and a post-closing working capital adjustment. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of approximately $5.9 million. The purchase price allocation resulted in the recognition of approximately $44.9 million of goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future synergies generated by integrating Omnivore’s products with those in the Company’s existing platform. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, and projected revenue.

We identified the acquisition of Omnivore as a critical audit matter because of the significant estimates management makes to determine the relative fair value of intangibles acquired and the resulting residual goodwill. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows, discount rates, and projected revenue.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of intangibles acquired and the resulting residual goodwill for Omnivore included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the valuation inputs specifically related to projected revenue and selection of the discount rate utilized in the determination of the fair value of intangibles acquired and the resulting residual goodwill.
•With the assistance of our fair value specialists, we tested the fair value of the intangible assets by evaluating the Company's use of the acquisition method approach and testing the significant assumptions for future cash flows and projected revenues used in the models, including the completeness and accuracy of the underlying data. We compared the forecasted results to current industry, market and economic trends; to the assumptions used to value similar assets in other acquisitions; to the historical results of the acquired business; and to other guidelines for companies within the same industry.
•We assessed the reasonableness of management’s assumptions by performing sensitivity analyses to evaluate the changes in fair value that would result from changes in the assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
Revenue – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company’s revenue primarily consists of both subscription fees from customers for access to its platform and transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems and databases. The Company’s process for revenue is automated as it relates to the initiation and processing of transactions, while the calculation of revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and the recording of revenue to the general ledger is manual.
We identified revenue as a critical audit matter due to the high volume of individually-low-monetary-value transactions, for which the calculation of revenue is dependent upon the effective design and operation of the controls over the maintenance and use of spreadsheets. This is due to the fact that the process to extract information from systems and databases is manual. Because of these factors, performing audit procedures to evaluate whether revenue was appropriately recorded required a high degree of auditor judgement and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue included the following, among others:
•We tested the effectiveness of controls over the manual spreadsheet inputs utilized in the calculation of revenue, specifically as it relates to:
–Controls over access to spreadsheets,
–Controls to prevent the unauthorized modification of data or formulas and,
–Controls over the review and approval process to authorize or detect change errors

•We tested the effectiveness of controls over the determination of the timing of revenue recognition.
•For a sample of revenue transactions, we agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.
•For a sample of Platform Revenue transactions derived from location activation, we verified revenue was recognized only after access had been appropriately provided to the customer.
•For a sample of revenue transactions, we obtained customer contracts and reviewed for key terms in order to evaluate the proper presentation of revenue on the financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2023
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olo Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Omnivore Technologies, Inc. (“Omnivore”), which was acquired on March 4, 2022. The financial statements of Omnivore constitute less than 1% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 2.8% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting for Omnivore.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
A material weakness in internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Olo Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor from 2019 to 2022.
New York, NY
February 25, 2022

OLO INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$350,073	$514,445
Short-term investments	98,699	—
Accounts receivable, net	48,128	42,319
Contract assets	336	568
Deferred contract costs	2,851	2,567
Prepaid expenses and other current assets	11,687	5,718
Total current assets	511,774	565,617
Property and equipment, net	11,700	3,304
Intangible assets, net	21,698	19,635
Goodwill	207,781	162,956
Contract assets, noncurrent	241	387
Deferred contract costs, noncurrent	4,171	3,616
Operating lease right-of-use assets	15,581	—
Long-term investments	2,430	—
Other assets, noncurrent	186	361
Total assets	$775,562	$755,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,184
Accrued expenses and other current liabilities	52,411	45,395
Unearned revenue	2,527	1,190
Operating lease liabilities, current	3,220	—
Total current liabilities	60,417	48,769
Unearned revenue, noncurrent	661	3,014
Operating lease liabilities, noncurrent	16,827	—
Other liabilities, noncurrent	41	2,343
Total liabilities	77,946	54,126
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized as of December 31, 2022 and 2021; 105,053,030 and 78,550,530 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 57,391,687 and 79,149,659 shares issued and outstanding as of December 31, 2022 and 2021, respectively	162	158
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	855,249	813,166
Accumulated deficit	(157,542)	(111,574)
Accumulated other comprehensive loss	(253)	—
Total stockholders’ equity	697,616	701,750
Total liabilities and stockholders’ equity	$775,562	$755,876
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Platform	$181,293	$144,446	$92,764
Professional services and other	4,111	4,922	5,660
Total revenue	185,404	149,368	98,424
Cost of revenue:
Platform	51,796	25,572	14,334
Professional services and other	5,715	5,258	4,334
Total cost of revenue	57,511	30,830	18,668
Gross Profit	127,893	118,538	79,756
Operating expenses:
Research and development	72,927	58,918	32,907
General and administrative	73,034	69,625	22,209
Sales and marketing	33,596	17,971	8,545
Total operating expenses	179,557	146,514	63,661
(Loss) income from operations	(51,664)	(27,976)	16,095
Other income (expenses), net:
Interest income	4,592	—	—
Interest expense	(185)	—	(157)
Other income, net	7	77	28
Change in fair value of warrant liability	—	(18,930)	(12,714)
Total other income (expenses), net	4,414	(18,853)	(12,843)
(Loss) income before taxes	(47,250)	(46,829)	3,252
(Benefit) provision for income taxes	(1,282)	(4,556)	189
Net (loss) income	$(45,968)	$(42,273)	$3,063
Accretion of redeemable convertible preferred stock to redemption value	—	(14)	(70)
Undeclared 8% dividend on participating securities	—	—	(2,993)
Net loss attributable to Class A and Class B common stockholders	$(45,968)	$(42,287)	$—
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.28)	$(0.34)	$—
Diluted	$(0.28)	$(0.34)	$—
Weighted-average Class A and Class B common shares outstanding:
Basic	161,303,397	123,822,838	20,082,338
Diluted	161,303,397	123,822,838	20,082,338
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(45,968)	$(42,273)	$3,063
Other comprehensive loss:
Unrealized loss on investments	(253)	—	—
Total other comprehensive loss	(253)	—	—
Comprehensive (loss) income	$(46,221)	$(42,273)	$3,063
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	49,371,876	$61,901	18,451,120	$18	$10,778	$(72,364)	$—	$(61,568)
Issuance of common stock on exercise of stock options	—	—	4,151,519	4	2,093	—	—	2,097
Repurchase of common stock for withholding tax purposes	—	—	(282,353)	—	(1,421)	—	—	(1,421)
Issuance of redeemable convertible preferred stock	9,590,873	49,766	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	70	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	—	—	5,418	—	—	5,418
Net income	—	—	—	—	—	3,063	—	3,063
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$—	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	—	477,826
Reversal of deferred offering costs	—	—	—	—	1,145	—	—	1,145
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	—	(14)
Issuance of redeemable convertible preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	—	2,847
Issuance of common stock in connection with charitable donation	—	—	345,836	—	13,107	—	—	13,107
Issuance of common stock under the Employee Stock Purchase Plan	—	—	139,885	—	2,831	—	—	2,831
Issuance of common stock as consideration for acquisition	—	—	3,460,168	4	96,640	—	—	96,644
Fair value of substituted stock options granted in connection with acquisition	—	—	—	—	5,943	—	—	5,943
Issuance of common stock on exercise of stock options	—	—	8,892,240	9	15,228	—	—	15,237
Vesting of restricted stock units	—	—	2,424	—	—	—	—	—
Stock-based compensation	—	—	—	—	30,129	—	—	30,129
Net loss	—	—	—	—	—	(42,273)	—	(42,273)
Balance as of December 31, 2021	—	$—	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock in connection with charitable donation	—	—	172,918	—	1,406	—	—	1,406
Issuance of common stock under the Employee Stock Purchase Plan	—	—	349,623	—	2,692	—	—	2,692
Issuance of common stock on exercise of stock options	—	—	6,076,639	6	9,796	—	—	9,802
Vesting of restricted stock units	—	—	832,940	1	(1)	—	—	—
Repurchase of common stock	—	—	(2,687,592)	(3)	(20,051)	—	—	(20,054)
Stock-based compensation	—	—	—	—	48,241	—	—	48,241
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)
Net loss	—	—	—	—	—	(45,968)	—	(45,968)
Balance as of December 31, 2022	—	$—	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net (loss) income	$(45,968)	$(42,273)	$3,063
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,020	1,615	673
Stock-based compensation	46,024	32,727	5,380
Charitable donation of Class A common stock	1,406	13,107	—
Provision for expected credit losses	283	364	614
Change in fair value of warrants	—	18,930	12,714
Non-cash lease expense	2,388	—	—
Deferred income tax benefit	(1,519)	(4,896)	—
Non-cash impairment charges	2,806	—	—
Other non-cash operating activities, net	(1,135)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,642)	3,734	(31,526)
Contract assets	377	(96)	(130)
Prepaid expenses and other current assets	(5,191)	(2,837)	(158)
Deferred contract costs	(839)	(1,007)	(2,023)
Accounts payable	(130)	(6,820)	2,701
Accrued expenses and other current liabilities	7,308	1,603	29,294
Operating lease liabilities	(2,535)	—	—
Unearned revenue	(1,243)	2,259	(446)
Other liabilities, noncurrent	(66)	(157)	612
Net cash provided by operating activities	2,344	16,253	20,768
Investing activities
Purchases of property and equipment	(517)	(393)	(399)
Capitalized internal-use software	(8,480)	(1,452)	(874)
Acquisitions, net of cash acquired	(49,241)	(75,227)	—
Purchases of investments	(151,723)	—	—
Sales and maturities of investments	51,478	—	—
Net cash used in investing activities	(158,483)	(77,072)	(1,273)
Financing activities
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	485,541	—
Cash received for employee payroll tax withholdings	9,094	46,956	—
Cash paid for employee payroll tax withholdings	(9,094)	(46,956)	—
Surrender of common stock for withholding tax purposes	—	—	(1,387)
Proceeds from line of credit	—	—	15,000
Repayment of line of credit	—	—	(18,500)
Proceeds from exercise of warrants	—	392	—
Payment of deferred finance costs	—	(136)	—
Payment of deferred offering costs	(423)	(4,124)	(2,154)
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	12,244	17,835	2,601
Repurchase of common stock	(20,054)	—	—
Proceeds from issuance of preferred stock	—	—	50,000
Costs incurred from issuance of preferred stock	—	—	(234)
Net cash (used in) provided by financing activities	(8,233)	499,508	45,326
Net (decrease) increase in cash and cash equivalents	(164,372)	438,689	64,821
Cash and cash equivalents, beginning of year	514,445	75,756	10,935
Cash and cash equivalents, end of year	$350,073	$514,445	$75,756

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$292	$393	$42
Cash paid for interest	$—	$—	$157
Cash received for early exercise of stock options	$—	$—	$561
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,168	$—	$—
Capitalization of stock-based compensation for internal-use software	$2,208	$288	$38
Vesting of early exercised stock options	$232	$232	$368
Employee receivables for options exercised	$18	$—	$23
Purchase of property and equipment	$7	$30	$72
Common stock issued in connection with acquisition	$—	$96,644	$—
Fair value of substituted stock options granted in connection with acquisition	$—	$5,943	$—
Accrued offering costs	$—	$345	$348
Accretion of redeemable convertible preferred stock to redemption value	$—	$14	$70
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
We are an open SaaS platform for restaurants powering the industry’s digital transformation. Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct guest relationships. We provide restaurants with a business-to-business-to-guest, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable customer data.
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
Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we were an emerging growth company (“EGC”) and had elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. Effective December 31, 2022, we lost our EGC status upon becoming a large accelerated filer.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentations as follows:.
•Deferred rent was previously presented as a separate line item on the consolidated balance sheet and statements of cash flows as of December 31, 2021, but was reclassified to be presented within other liabilities, noncurrent, as a result of our adoption of Accounting Standards Codification (“ASC”) 842.
•Stock-based compensation in connection with vesting of stock appreciation rights was previously presented as a separate line item on the statement of cash flows as of December 31, 2021, but was reclassified to be presented within stock-based compensation.

OLO INC.
Notes to Consolidated Financial Statements
These reclassifications had no impact on the consolidated statements of operations for the year ended December 31, 2021.

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
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer, as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment, which we have also determined to be one reporting unit for goodwill impairment testing, as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of December 31, 2022 and December 31, 2021, we did not have assets located outside of the United States and international revenue recognized during the years ended December 31, 2022, 2021, and 2020 was not material.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit exceeds federally insured limits. We reduce our credit risk by placing our cash and investments with major financial institutions with high credit ratings. For the years ended December 31, 2022, 2021, and 2020, one customer accounted for 12%, 18%, and 21% of our revenue, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. We consider all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our investments are classified as available-for-sale at the time of purchase, and we reevaluate such classification as of each balance sheet date. We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity

OLO INC.
Notes to Consolidated Financial Statements
in the consolidated balance sheets. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the consolidated statements of operations.
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in other (expense) income, net in the consolidated statements of operations.
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30 days. The accounts receivable balance at December 31, 2022 and 2021 included unbilled receivables of $0.6 million and $4.1 million, respectively.
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. Upon adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we analyzed our accounts receivable portfolio for significant risks, historical activity, and an estimate of future collectability to determine the amount that will ultimately be collected. This estimate is analyzed for expected credit losses annually and updated periodically as necessary or upon certain triggering events, based on the financial condition of customers, which includes the delinquency level, historical write-off experience, customer type, and other assumptions such as the current economic environment.
The following summarizes our allowance for credit losses activity (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$657	$631	$160
Provision for expected credit losses	283	364	614
Writeoffs	(328)	(338)	(143)
Ending balance	$612	$657	$631
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
We allocate costs capitalized for contracts to the related performance obligations and amortize these costs on a straight-line basis over the expected period of benefit of those performance obligations. We determined that commissions paid on renewals are commensurate with commissions paid on initial contracts. Accordingly, we amortize commissions on initial contracts over the contract period which is generally three years. We also amortize commissions on renewal contracts over the renewal contract period, which are generally between one to three years. Amounts expected to be recognized within one year of the balance sheets date are recorded as current deferred contract costs. The remaining portion is recorded as non-current deferred contract costs in the balance sheets. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
We periodically evaluate whether there have been any changes in our business, market conditions, or other events which would indicate that the amortization period should be changed, or if there are potential indicators of impairment. For the years ended December 31, 2022, 2021, and 2020, we have not identified any potential indicators of material impairment.

OLO INC.
Notes to Consolidated Financial Statements
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. We recorded a non-cash impairment charge of $0.1 million for the year ended December 31, 2022 in connection with the sublease of our corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. See “Note 5—Property and Equipment” for additional information on the asset impairment. No impairment was required on long-lived assets for the years ended December 31, 2021 and 2020.
Capitalized Internal-Use Software
We capitalize certain qualified costs incurred in connection with the development of internal-use software. We evaluate the costs incurred during the application development stage of internal use software to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. See “Note 5—Property and Equipment” for additional information on our capitalized internal-use software.
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

OLO INC.
Notes to Consolidated Financial Statements
value less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
We review goodwill for impairment annually on October 1st (beginning day of the fourth quarter) of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we review qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This step is referred to as the “Step Zero” assessment. If factors indicate that it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount, we proceed to a quantitative (“Step One”) assessment to determine the existence and amount of any goodwill impairment. In performing a Step One assessment, the fair value of the reporting unit is determined by using a discounted cash flow method where we analyze the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. We evaluated goodwill using a Step Zero analysis as of October 1, 2022, and determined that goodwill was not impaired.
There were no impairment charges recognized related to goodwill or intangible assets during the years ended December 31, 2022 and 2021.
Leases
Prior to the adoption of ASC 842, Leases, on January 1, 2022
We categorized leases at their inception as either operating or capital. In the ordinary course of business, we enter into non-cancelable operating leases for office space. We recognized lease costs on a straight-line basis and treated lease incentives as a reduction of rent expense over the term of the agreement. The difference between cash rent payments and rent expense was recorded as a deferred rent liability, with the amount expected to be amortized within the next twelve months classified as a current liability. We subleased a portion of our office space and recognize rental income on a straight-line basis as an offset to rent expense within general and administrative costs. The difference between cash rent payments received and rental income was recorded within prepaid expenses and other current assets.
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
Platform Revenue
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods. A majority of our platform revenue is derived from our Order solutions, which consist of our Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules. We also generate platform revenue from our Olo Pay module, which became commercially available during 2022. Subsequent to our acquisition of Wisely Inc. in November 2021 (the “Wisely Acquisition”), we also generate platform revenue from our Engage solutions, which consist of our Guest Data Platform (“GDP”), Marketing, Sentiment, and Host modules. Our Order solutions comprise a stand-ready obligation to provide access to the platform that is satisfied over the contract term. Our contracts for the Ordering, Switchboard, Virtual Brands, Kiosk, Catering, and Sync modules generally provide for monthly fixed fees, or, particularly for the Ordering module, monthly fixed fees for a specified quantity of orders processed on the platform, plus monthly overage fees. We generally bill customers on a monthly basis, in arrears. We allocate the variable consideration related to the monthly overages to the distinct month during which the related services were performed, as those fees relate specifically to providing the Ordering module of the platform in the period and represent the consideration we are entitled to for providing access to the

OLO INC.
Notes to Consolidated Financial Statements
platform. As a result, the fixed monthly fees and monthly overages are included in the transaction price and recognized as revenue in the period in which the fees are generated.
Our Dispatch module enables our restaurant customers to offer, manage, and expand delivery to their customers. Our customers for the Dispatch module are both the restaurants and delivery service providers (“DSPs”). The Dispatch module connects restaurants with DSPs to facilitate the ordering and delivery of orders to the restaurants’ customers. We typically collect a per transaction fee from both the restaurant and the DSP. Revenue is recognized when we have arranged for a DSP to deliver the order to the end guest.
Our Rails module allows our customers to control and manage menu availability and pricing and location information while directly integrating orders from third-party channels. Our performance obligation is a stand-ready obligation to provide access to the Rails module that is satisfied over the contract term. We typically receive a fee from the third-party channel for each transaction processed. No minimum monthly amounts or overage fees are charged to the third-party channel in these arrangements. For contracts with variable rates, we estimate this variable consideration using the expected value method based upon our estimates of the number of orders expected to be processed under the contract. Although we do not directly charge our Ordering customers for these transactions, the transactions count toward the specified quantity and overages activity used in determining our Ordering customers’ monthly Ordering revenue.
Our Olo Pay module provides a fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion. We typically collect a per transaction fee from the restaurant for orders processed using our Olo Pay module. Revenue is recognized at the time of the transaction.
Our Network module allows brands to take orders from non-aggregator digital channels (e.g., Google Food Ordering, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages). We typically collect a fee from the restaurant for each transaction, which is recognized at the time of the transaction.
Subsequent to the Wisely Acquisition, we also generate revenue from our Engage solutions. Our Engage solutions include our GDP, Marketing, Sentiment, and Host modules. These solutions enable our customers to collect, analyze, and act on guest data to deepen guest relationships, boost revenue, and increase guest lifetime value (“LTV”), and to streamline queued orders from multiple sales channels, optimize seat utilization in the dining room, and increase flow-through of reservation and waitlist parties. These modules are stand-ready obligations to provide access to the platform that is satisfied over the contract term, which typically begins with a minimum one-year term. Our contracts for the Engage solutions generally provide for monthly fixed fees and we generally bill customers on a monthly basis, in arrears. As a result, the monthly fixed fees are recognized as revenue in the period in which the fees are generated.
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

OLO INC.
Notes to Consolidated Financial Statements
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
We have determined that the variable consideration allocation exception is generally applicable to our contracts, as the pricing for each service is generally commensurate with the value delivered to the customer for the provision of that service. If we determine for specific contracts that the allocation objective is not met, we analyze these contracts to determine whether a relative standalone selling price allocation should be performed.
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

OLO INC.
Notes to Consolidated Financial Statements
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
We expense all advertising costs when incurred. We incurred advertising expenses of approximately $0.9 million, $1.3 million, and $0.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. Advertising expense is recorded as a component of sales and marketing expenses in the consolidated statements of operations.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology and other administrative functions. In addition, general and administrative expenses include amortization of trademarks, insurance and travel-related expenses, and allocated overhead.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”) granted to employees, directors, and non-employees, as well as purchases under our 2021 Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which an employee is required to provide service. We adjust compensation expense based on actual forfeitures as necessary.
Time-Based Service Awards
Our stock options generally vest ratably over a four-year period and the fair value of stock options and ESPP shares is estimated on the date of grant using a Black-Scholes option pricing model. Awards with graded vesting features are recognized over the requisite service period for the entire award. The determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of our common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock. The fair value for RSUs is calculated based on the stock price on the date of grant and our RSUs generally vest ratably over a four-year period.
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
Prior to the IPO, we determined the volatility for stock option awards from the average historical stock volatility of several peer public companies over a period equivalent to the expected term of the awards. We selected companies with

OLO INC.
Notes to Consolidated Financial Statements
comparable characteristics to us, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. After completion of the IPO, we calculate our expected volatility using the historical value of our stock over the trailing expected term of the option from the grant date.
We estimate the expected term based on the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each award. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant whose term is consistent with the expected life of the award.
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
For performance-based SARs granted prior to the IPO, we determined the grant-date fair value utilizing the valuation model as described above for time-based awards.
Net Loss Per Share Attributable to Common Shareholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income available to common stockholders for the period to be allocated between the common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
We consider our redeemable convertible preferred stock and Class B common stock issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on Class A and Class B common stock.
The holders of the redeemable convertible preferred stock and Class B common stock issued upon early exercise of stock options would be entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of Class A and Class B common stock, restricted Class A and Class B common stock, Class B common stock issued upon early exercise of stock options, and the holders of the redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into Class B common stock. These participating securities do not contractually require the holders of such shares to participate in our losses. As such, net losses for the periods presented were not allocated to our participating securities. Upon completion of the IPO, all material participating securities were converted into Class B common stock.
Basic net loss per share attributable to Class A and Class B common stockholders is calculated by dividing the net loss attributable to Class A and Class B common stockholders by the weighted-average number of shares of Class A and Class B common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which we reported net losses, diluted net loss per common share attributable to Class A and Class B common stockholders is the same as basic net loss per common share attributable to Class A and Class B common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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
As a result of implementing this guidance, we recognized $20.6 million in operating lease right-of-use assets as of January 1, 2022, and derecognized $2.4 million of previously recognized deferred rent. We also recorded $2.5 million in current operating lease liabilities and $18.1 million in operating lease liabilities, net of current portion in our consolidated balance sheet as of January 1, 2022. The adoption of ASC 842 did not result in a cumulative-effect adjustment on retained earnings. See “Note 11—Leases” for additional details.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model results in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. We adopted this standard as of January 1, 2022. The adoption did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under prior guidance, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted ASU No 2021-08 as of January 1, 2022 on a prospective basis and the adoption impact of the new standard was not material to our consolidated financial statements. The standard did not impact our contract assets or liabilities prior to the adoption date.

OLO INC.
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$92,304	$4,111	$96,415
Transferred at a point in time	88,989	—	88,989
Total revenue	$181,293	$4,111	$185,404

	Year Ended December 31, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$67,065	$4,922	$71,987
Transferred at a point in time	77,381	—	77,381
Total revenue	$144,446	$4,922	$149,368

	Year Ended December 31, 2020
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$44,754	$5,660	$50,414
Transferred at a point in time	48,010	—	48,010
Total revenue	$92,764	$5,660	$98,424
Contract Balances
Contract Assets
As described in “Note 2–Significant Accounting Policies,” professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.6 million and $1.0 million as of December 31, 2022 and 2021, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the year ended December 31, 2022, we recognized $1.6 million of revenue related to contracts that were included in unearned revenue at December 31, 2021. During the year ended December 31, 2021, we recognized $0.5 million of revenue related to contracts that were included in unearned revenue at December 31, 2020.
As of December 31, 2022, our remaining performance obligations were approximately $39.1 million, approximately 47% of which we expect to recognize as revenue over the next 12 months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include (1)

OLO INC.
Notes to Consolidated Financial Statements
contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$6,183	$5,176
Capitalization of deferred contract costs	4,485	3,790
Amortization of deferred contract costs	(3,646)	(2,783)
Balance at end of period	$7,022	$6,183
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

OLO INC.
Notes to Consolidated Financial Statements
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$200,808	$—	$200,808	$200,808	$—	$—
Level 1:
Money market funds	142,168	—	142,168	142,168	—	—
Commercial paper	21,920	(39)	21,881	—	21,881	—
Subtotal	164,088	(39)	164,049	142,168	21,881	—
Level 2:
Certificates of deposit	35,081	(97)	34,984	6,351	28,633	—
U.S. Government and agency securities	30,408	(42)	30,366	—	29,431	935
Corporate bonds	21,070	(75)	20,995	746	18,754	1,495
Subtotal	86,559	(214)	86,345	7,097	76,818	2,430
Level 3:	—	—	—	—	—	—
Total	$451,455	$(253)	$451,202	$350,073	$98,699	$2,430

	As of December 31, 2021
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$219,344	$—	$219,344	$219,344	$—	$—
Level 1:
Money market funds	295,101	—	295,101	295,101	—	—
Total	$514,445	$—	$514,445	$514,445	$—	$—
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the year ended December 31, 2022, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million, as more fully described in “Note 5—Property and Equipment.” In addition, during the year ended December 31, 2022, we entered into a sublease of our corporate headquarters, and in connection with this, we recorded a non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures within the leased space. See “Note 11—Leases” for additional information on the new sublease agreement.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of December 31, 2022	As of December 31, 2021
Computer and office equipment	3 - 5	$1,864	$1,800
Capitalized internal-use software	3	13,668	3,392
Furniture and fixtures	10	132	386
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	364	374
Total property and equipment		16,028	5,952
Less: accumulated depreciation and amortization		(4,328)	(2,648)
Total property and equipment, net		$11,700	$3,304

OLO INC.
Notes to Consolidated Financial Statements
Depreciation and amortization expense was approximately $2.2 million, $1.1 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We recorded a non-cash impairment charge of $0.1 million for the year ended December 31, 2022 in connection with the sublease of our corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. This amount was recorded in general and administrative expenses within the consolidated statement of operations. See “Note 11—Leases” for additional information on the new sublease agreement.
Capitalized Internal-Use Software
As of December 31, 2022 and 2021 capitalized costs related to internal-use software of $13.7 million and $3.4 million, respectively, were included within property and equipment, net on the balance sheet, and such amounts are amortized on a straight-line basis over the estimated useful life of the software within platform cost of revenue. Amortization expense recorded for the years ended December 31, 2022, 2021, and 2020 was $1.7 million, $0.6 million, and $0.3 million, respectively. Associated with the capitalized balances as of December 31, 2022, we expect our annual amortization expense for internal-use software to be $2.5 million in 2023, $2.3 million in 2024, and $1.1 million in 2025. We recorded a non-cash impairment charge of $0.5 million for the year ended December 31, 2022 related to a portion of our internal-use software that was abandoned. This amount was recorded in research and development expenses within the consolidated statement of operations.
6.Acquisitions
Omnivore Acquisition
On February 20, 2022, we signed a definitive agreement to acquire Omnivore Technologies, Inc. (“Omnivore”), a restaurant technology provider that connects restaurants’ point-of-sale systems with technologies that improve efficiency and increase profitability. We closed the acquisition on March 4, 2022 for total consideration of approximately $49.3 million in cash, net of cash acquired and a post-closing working capital adjustment.
The operating results of Omnivore have been included in our consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through December 31, 2022 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition.

OLO INC.
Notes to Consolidated Financial Statements
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Omnivore (in thousands):

Initial Fair Value Estimate
Accounts receivable	$451
Other current assets	148
Operating lease right-of-use asset	236
Property and equipment	24
Other assets, noncurrent	9
Customer relationships	1,290
Developed technology	4,410
Trademark	150
Goodwill	44,919
Accounts payable	(198)
Operating lease liability, current	(81)
Accrued expenses and other current liabilities	(101)
Unearned revenue	(226)
Operating lease liability, noncurrent	(177)
Deferred tax liability, net	(1,519)
Total purchase price, net of cash acquired and post-closing working capital adjustment	$49,335
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

The preliminary purchase price allocation resulted in the recognition of $44.9 million of goodwill. We adjusted working capital to increase unearned revenue by $0.1 million, increase deferred tax liability by $0.1 million, and increase goodwill by $0.2 million during the fourth quarter of 2022. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and go to market strategy, as well as expected future synergies generated by integrating Omnivore’s products with those in our existing platform. Accordingly, Omnivore will be reported along with our historical solutions under the same operating segment. None of the goodwill is expected to be deductible for tax purposes.
We recorded $1.3 million in transaction related expenses, primarily related to transaction related compensation, advisory, legal, valuation, and other professional fees, for the year ended December 31, 2022. The transaction related expenses are recorded within the consolidated statements of operations as follows (in thousands):

Operating expenses:
Sales and marketing	$79
General and administrative	1,191
Total transaction costs	$1,270
We expect to finalize the purchase price allocation after management has further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to, the working capital acquired.

OLO INC.
Notes to Consolidated Financial Statements
Wisely Acquisition
On October 21, 2021, we signed a definitive agreement to acquire all of the outstanding shares of Wisely Inc. (“Wisely”), a customer intelligence and engagement platform for restaurants. We believe Wisely’s guest engagement and front of house solutions complement our existing solution suite and enhance our value to our customers. We closed the acquisition on November 4, 2021 for total consideration of approximately $177.7 million, consisting of $75.1 million in cash (net of cash acquired, and including a working capital adjustment payment we received during 2022 of $0.1 million as a result of finalizing our working capital acquired), $96.6 million of Class A common stock, and $5.9 million of substituted stock options granted in connection with the acquisition. The fair values of the Class A common stock and substituted stock options were based on a price per Class A common share of $27.93, which is equal to the closing price of our Class A common stock on the date of the transaction. As a result of the equity consideration component, we issued approximately 3.5 million shares of our Class A common stock and granted approximately 0.2 million fully vested stock options at the acquisition date. The fair value of the substituted options granted was based upon the estimated value of vested stock options held by Wisely employees immediately prior to the acquisition.
The operating results of Wisely have been included in our consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through December 31, 2022 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.
We finalized the valuation of assets acquired and liabilities assumed for the acquisition of Wisely as of December 31, 2022.
Purchase Price Allocation
The acquisition purchase consideration totaled $177.7 million which consisted of the following (in thousands):

Cash, net of cash acquired	$75,133
Issuance of Class A common stock	96,644
Fair value of substituted stock options	5,943
Total purchase price, net of cash acquired and post-closing working capital adjustment	$177,720
The acquisition was accounted for under the acquisition method in accordance with ASC 805. We recognized and measured the identifiable assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The purchase price allocation resulted in the recognition of $162.9 million of goodwill. None of the goodwill is expected to be deductible for tax purposes.
The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Wisely (in thousands):

Purchase Price Allocation
Accounts receivable	$776
Other current assets (1)	1,145
Customer relationships	9,631
Developed technology	10,185
Trademark	336
Goodwill	162,862
Accrued liabilities (1)	(1,394)
Deferred revenue	(925)
Deferred tax liability, net	(4,896)
Total purchase price, net of cash acquired and post-closing working capital adjustment	$177,720

(1) Pursuant to the terms of the merger agreement, we recognized an indemnification asset of $1.0 million related to certain assumed liabilities at the acquisition date. The indemnification asset was measured and recognized on the same basis and at the same time as the indemnified liabilities.

OLO INC.
Notes to Consolidated Financial Statements
We recorded $0.3 million in transaction related expenses, primarily related to legal and insurance fees, for the year ended December 31, 2022 in general and administrative expenses within the consolidated statement of operations. We recorded $2.8 million in transaction related expenses, primarily related to compensation, advisory, legal, valuation, and other professional fees, for the year ended December 31, 2021.
7.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2020	$—
Wisely Acquisition	162,956
Balance at December 31, 2021	$162,956
Adjustment to Wisely acquisition	(94)
Omnivore Acquisition	44,919
Balance at December 31, 2022	$207,781
The gross book value and accumulated amortization of intangible assets, net, as of December 31, 2022 and 2021 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	4.94	$14,595	$(2,593)	$12,002
Customer relationships	6.87	10,921	(1,539)	9,382
Trademarks	1.95	486	(172)	314
Balance at December 31, 2022		$26,002	$(4,304)	$21,698

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.00	$10,185	$(297)	$9,888
Customer relationships	8.00	9,631	(201)	9,430
Trademarks	3.00	336	(19)	317
Balance at December 31, 2021		$20,152	$(517)	$19,635
Amortization expense associated with the acquired intangible assets was $3.8 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2023	$3,959
2024	3,941
2025	3,806
2026	3,798
2027	3,515
Thereafter	2,679
Total	$21,698
No goodwill or intangible asset impairment losses were recognized during the years ended December 31, 2022 and 2021. See “Note 6—Acquisitions” for additional information on the acquisitions of Omnivore and Wisely.

OLO INC.
Notes to Consolidated Financial Statements
8.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Prepaid software licensing fees	$3,197	$1,888
Prepaid insurance	3,717	1,298
Other	4,773	2,532
Total prepaid expenses and other current assets	$11,687	$5,718
9.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Accrued delivery service partner fees	$40,846	$35,441
Accrued compensation and benefits	6,986	4,189
Professional and consulting fees	1,262	1,806
Accrued taxes	674	1,538
Other	2,643	2,421
Total accrued expenses and other current liabilities	$52,411	$45,395
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank (the “Prime Rate”) or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA (a “Success Fee Trigger”), in an amount equal to: (i) $800,000, if the Success Fee Trigger occurs prior to June 10, 2023; (ii) $600,000, if the Success Fee Trigger occurs on or after June 10, 2023 and prior to June 10, 2024; (iii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iv) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (v) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability

OLO INC.
Notes to Consolidated Financial Statements
to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2022, and expect to remain in compliance for at least the upcoming twelve months.
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
As of December 31, 2022, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of One World Trade Center. As of December 31, 2022, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Interest expense related to the line of credit was immaterial for each of the years ended December 31, 2022, 2021, and 2020. Deferred financing costs related to the Second Amended and Restated LSA were capitalized and are included within other current and non-current assets as of December 31, 2022.
11.Leases
In December 2022, we entered into a new lease agreement and relocated our corporate headquarters (“Headquarters Lease”). The Headquarters Lease is a non-cancelable operating lease which expires in March 2025. We also have non-cancelable operating leases for our former offices (“Former Headquarters”), which expire in September 2023 and May 2030. As a result of the acquisition of Omnivore, we have a non-cancelable operating lease in Clearwater, Florida (“Omnivore Lease”), which expires in January 2025. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
In August 2022, we entered into a new sublease agreement for the remaining term of the Former Headquarters lease that expires in May 2030. In accordance with ASC Topic 360, we evaluated the associated assets for impairment, which included the right-of-use asset and furniture and fixtures for the office space. We compared the expected future undiscounted cash flows attributable to the associated assets to the carrying value and determined that they were impaired. Based on this evaluation, we determined that a portion of the right-of-use asset was no longer recoverable and recorded a right-of-use asset impairment charge of $2.2 million. We also determined that furniture and fixtures related to the space were no longer recoverable, and recorded an asset impairment charge for the carrying value of the assets of $0.1 million. We also recorded broker commission fees of $0.9 million in connection with entering into the sublease. These impairment charges and commission expenses were recorded in general and administrative expenses in the consolidated statement of operations.
We also sublease another portion of our Former Headquarters under an agreement that expires in March 2023.
As disclosed in “Note 2—Significant Accounting Policies,” we adopted ASC 842 on January 1, 2022. We have elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions on expired or existing leases about lease identification, lease classification, and initial direct costs. Payments of maintenance, utilities, and taxes are expensed as incurred and excluded from right-of-use assets and lease liabilities, and were immaterial for the year ended December 31, 2022. Furthermore, we elected to not capitalize leases with a term of 12 months or less and recognize the lease expense for such leases on a straight-line basis over the lease term.
The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We determined our IBR by obtaining interest rates

OLO INC.
Notes to Consolidated Financial Statements
from various external financing sources and made certain adjustments to reflect the terms of the lease and type of the asset leased.
The elements of lease expense were as follows (in thousands):

Year Ended December 31,
2022
Operating lease costs	$3,459
Other lease income	(549)
Total lease costs	$2,910
Rent expense, excluding sublease income, under ASC 840, Leases, was $3.3 million for both of the years ended December 31, 2021 and 2020. Rental income was $0.3 million for both of the years ended December 31, 2021 and 2020.
Cash paid for amounts included in the initial measurement of lease liabilities were $3.6 million for the year ended December 31, 2022.
As of December 31, 2022, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

2023	$4,259
2024	3,710
2025	3,106
2026	2,960
2027	2,960
Thereafter	7,154
Total future minimum lease payments	24,149
Less: imputed interest	(4,102)
Total	$20,047
The weighted average remaining lease term and discount rate for the operating leases were as follows:

As of December 31, 2022
Weighted average remaining lease term (years)	6.74
Weighted average discount rate	5.59%
As of December 31, 2021, our future minimum payments under non-cancelable leases for operating facilities as determined prior to the adoption of ASC 842 were as follows (in thousands):

2022	$3,559
2023	3,352
2024	2,780
2025	2,885
2026	2,960
Thereafter	10,113
Total	$25,649

OLO INC.
Notes to Consolidated Financial Statements
12.Stockholders’ Equity (Deficit)
Changes in Capital Structure
On March 5, 2021, our Board of Directors and stockholders approved an amended and restated certificate of incorporation effecting a 17-for-1 forward stock split of our issued and outstanding shares of common stock and Series A, A-1, B, C, D, E preferred stock. Additionally, all outstanding equity instruments, including our time-based stock options, performance-based SARs, and preferred stock warrants, were adjusted to reflect the 17-for-1 forward stock split. The stock split was effected on March 5, 2021. The par value of the Class B common stock and redeemable convertible preferred stock was not adjusted as a result of the stock split. All issued and outstanding Class B common stock, redeemable convertible preferred stock, warrants to purchase shares of redeemable convertible preferred stock, and stock options, as well as the per share amounts, included in the accompanying consolidated financial statements have been adjusted to reflect this stock split for all periods presented.
On March 5, 2021, our Board of Directors and stockholders approved and we implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and we authorized a new class of common stock, Class A common stock. The authorized share capital for Class A common stock is 1,700,000,000 and the authorized share capital for Class B common stock is 185,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects and for all matters except for voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. References in the accompanying consolidated financial statements have been adjusted to reflect the dual class common stock structure and the changes in the number of authorized shares of common stock. We also authorized a total of 20,000,000 shares of undesignated preferred stock, par value $0.001 per share. Effective March 5, 2021, 124,012,926 outstanding shares of common stock were converted into an equivalent number of shares of our Class B common stock.
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of December 31, 2022	As of December 31, 2021
Shares available for grant under employee stock purchase plan	4,988,944	3,760,115
Shares available for grant under stock option plan	23,358,039	18,994,572
Restricted stock units	4,559,917	1,082,980
Options issued and outstanding under stock option plan	29,859,096	36,716,816
Total common stock reserved for future issuance	62,765,996	60,554,483
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “Stock Buyback Program”). Under the Stock Buyback Program, shares of Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased is determined by a committee established by the Board of Directors and depends on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. Repurchases are funded with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion.
During the year ended December 31, 2022, we repurchased approximately 2,687,592 shares of our Class A common stock for approximately $20.1 million under the Stock Buyback Program.

OLO INC.
Notes to Consolidated Financial Statements
Charitable Contributions
In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative. We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.4 million as a non-cash general and administrative expense in our consolidated statement of operations for the year ended December 31, 2022.
We donated 345,836 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $13.1 million as a non-cash general and administrative expense in our consolidated statement of operations for the year ended December 31, 2021.
Through December 31, 2022, we have donated a total of 518,754 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
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
Stock options under the Plans may be granted with contractual terms of up to ten years (or five years if granted to a greater than 10.0% stockholder) and at prices no less than 100.0% of the fair value of the shares on the date of grant; provided, however, that (i) the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder shall not be less than 110.0% of the fair value of the shares on the date of grant. Awards granted under the Plans generally vest over four years.
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying consolidated balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were 35,326 and 120,088 early exercised shares outstanding as of December 31, 2022 and 2021, respectively. As of December 31, 2022, there is a liability for early exercised shares outstanding in the amount of $0.1 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
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
As of December 31, 2022 and 2021, the maximum number of shares authorized for issuance to participants under the Plans was 30,263,529 and 20,615,612, respectively. As of December 31, 2022 and 2021, the number of shares available for issuance to participants under the Plans was 23,358,039 and 18,994,572, respectively.
During the years ended December 31, 2022 and 2021, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the year ended December 31, 2021.

OLO INC.
Notes to Consolidated Financial Statements
Restricted Stock Units
The following summarizes the activity for the unvested RSUs during the year ended December 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,082,980	$27.70
Granted	5,188,699	14.77
Vested	(832,940)	21.74
Forfeited and canceled	(878,822)	19.95
Unvested at December 31, 2022	4,559,917	$15.57
The total fair value of RSUs vested during year ended December 31, 2022 was $7.4 million. Future stock-based compensation for unvested RSUs awarded as of December 31, 2022 was approximately $65.6 million and is expected to be recognized over a weighted-average period of 3.13 years.
Stock Options
The following summarizes our stock option activity for the periods indicated (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2021	36,716,816	$3.55	5.76	$633,730
Granted	1,100,118	14.72
Exercised	(6,076,639)	1.61
Forfeited and canceled	(1,881,199)	7.68
Vested and expected to vest as of December 31, 2022	29,859,096	$4.10	4.67	$97,523
Exercisable as of December 31, 2022	24,464,016	$2.95	4.34	$93,897

The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of options vested for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of options granted	$4.87	$10.17	$3.82
Intrinsic value of options exercised	$66,326	$246,238	$17,814
Total fair value of options vested	$26,668	$43,769	$12,684
Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2022 was $38.0 million and is expected to be recognized over a weighted-average period of 1.90 years.

OLO INC.
Notes to Consolidated Financial Statements
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.24 - 6.00	5.48 - 6.07	5.50 - 6.08
Volatility	32% - 36%	52% - 65%	43% - 66%
Risk-free interest rate	1.62% - 2.87%	0.50% - 1.06%	0.37% - 1.63%
Dividend yield	0%	0%	0%
Fair value of underlying common stock	$11.07 - $15.75	$16.78 - $30.02	$4.06 - $9.05
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our employee stock purchase plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The ESPP authorized the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance automatically increase on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in December 2022 and ends in June 2023. For the years ended December 31, 2022 and 2021, we recorded approximately $1.5 million and $1.3 million of compensation expense associated with our ESPP, respectively.
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
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, SARs, and ESPP charges, by line item within the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue - platform	$5,457	$2,705	$556
Cost of revenue - professional services and other	630	474	124
Research and development	14,053	11,283	1,497
General and administrative	20,339	16,137	2,827
Sales and marketing	5,545	2,128	376
Total stock-based compensation expense	$46,024	$32,727	$5,380

OLO INC.
Notes to Consolidated Financial Statements
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
15.Income Taxes
The provision for income taxes consists of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax provision:
Federal	$—	$—	$—
State	238	340	189
Total current income tax provision	238	340	189
Deferred income tax provision:
Federal	(1,151)	(4,056)	—
State	(368)	(840)	—
Total deferred income tax benefit	(1,519)	(4,896)	—
Total income tax (benefit) provision	$(1,282)	$(4,556)	$189
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
Change in fair value of warrant	—	(8.53)	82.10
State and local taxes, net of federal benefit	2.23	8.63	6.32
Acquisition-related deferred tax liability	3.22	10.51	—
Valuation allowance	(17.66)	(90.05)	(107.62)
Stock-based compensation	6.34	86.84	4.50
Executive compensation	(7.24)	(16.81)	—
Other	(5.18)	(1.86)	(0.47)
Total provision and effective tax rate	2.71%	9.73%	5.83%
The difference between income taxes at the U.S. federal statutory income tax rate of 21% and the amounts reported for the year ended December 31, 2022 primarily relates to the valuation allowance and the reduction of the valuation allowance due to excess deferred tax liability resulting from the Omnivore acquisition, partially offset by stock-based compensation.

OLO INC.
Notes to Consolidated Financial Statements
Income Taxes
The components of our net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$968	$672
Operating lease liabilities	5,206	520
Stock-based compensation	8,775	2,503
Net operating losses	61,203	54,505
Tax credits	1,517	1,331
Capitalized internal-use software	5,732	—
Charitable stock donation	3,611	3,187
Other	159	160
Total deferred tax assets	87,171	62,878
Less valuation allowance	(74,931)	(56,291)
Net deferred tax assets	12,240	6,587
Unearned revenue	(63)	(91)
Operating lease right-of-use assets	(4,046)	—
Intangible assets	(5,582)	(4,791)
Deferred contract costs	(1,824)	(1,502)
Property and equipment	(725)	(203)
Net deferred tax liabilities	(12,240)	(6,587)
Total net deferred tax assets (liabilities)	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry-back and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. Accordingly, a full valuation allowance has been established as of December 31, 2022 and 2021, and no deferred tax assets and related tax benefits have been recognized in the accompanying consolidated financial statements. The valuation allowance increased $18.6 million during the year ended December 31, 2022 and increased $45.4 million during the year ended December 31, 2021 from the valuation allowances that were recorded as of December 31, 2021 and 2020, respectively. We recorded a deferred benefit for income taxes for the year ended December 31, 2022 in the amount of $1.5 million primarily resulting from the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore. We maintain a full valuation allowance on our net federal and state deferred tax assets for both years ended December 31, 2022 and 2021, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
As of December 31, 2022 and 2021, we had approximately $243.2 million and $218.1 million of federal net operating losses, respectively. Approximately $13.1 million of the federal net operating losses will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life.
As of December 31, 2022 and 2021, we had approximately $172.7 million and $149.7 million of state net operating losses, respectively. Of the state net operating losses, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2040. The federal research and development tax credits are approximately $1.5 million and $1.3 million as of December 31, 2022 and 2021, respectively. The federal research credits will begin to expire in 2027.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the

OLO INC.
Notes to Consolidated Financial Statements
Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.
We file U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. We had not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2022, 2021, and 2020. The unrecognized tax benefits at December 31, 2022 and 2021 are not material.
On August 16, 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”). The IRA introduces a new 15% corporate alternative minimum tax and includes a substantial package of energy and climate-related provisions, among other revenue raisers and incentives. A 1% excise tax on stock repurchases was also introduced in the IRA and this is effective January 1, 2023. On June 11, 2022, Congress passed the CHIPS Act of 2022. CHIPS adds a one-time investment tax credit equal to 25% of a company’s investment in facilities that manufacture semiconductors or semiconductor manufacturing equipment. We evaluated the provisions of the IRA and the CHIPS Act and determined that there was no material impact for the year ended December 31, 2022.
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
On September 26, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain executive officers, captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al (Case 1:22-cv-08228). An amended complaint was filed in the lawsuit on January 13, 2023. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that Olo made materially false and misleading statements regarding the number of active locations. The lawsuit seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. We believe the case is without merit and are vigorously defending this matter. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
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

OLO INC.
Notes to Consolidated Financial Statements
17.Net Loss Income per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic loss per share is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(45,968)	$(42,273)	$3,063
Less: accretion of redeemable convertible preferred stock to redemption value	—	(14)	(70)
Less: undeclared 8% non-cumulative dividend on participating securities	—	—	(2,993)
Net loss attributable to Class A and Class B common stockholders—basic	$(45,968)	$(42,287)	$—
Accretion on redeemable preferred stock	—	14	—
Net loss attributable to Class A and Class B common stockholders—diluted	$(45,968)	$(42,273)	$—

	Year Ended December 31,
	2022	2021	2020
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	161,303,397	123,822,838	20,082,338
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.28)	$(0.34)	$—
The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	98,514,932
Outstanding stock options	29,859,096	36,716,816	40,603,089
Outstanding shares estimated to be purchased under ESPP	284,705	129,015	—
Outstanding SARs	—	—	1,646,501
Outstanding redeemable convertible preferred stock warrants	—	—	1,682,847
Outstanding common stock warrants	—	—	—
Outstanding restricted stock units	4,559,917	1,082,980	—
Total	34,703,718	37,928,811	142,447,369
18.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including our chief executive officer who serves on the board of directors of one of these companies and receives an annual cash retainer for service on such board. During the years ended December 31, 2022 and 2021, we generated approximately $1.0 million and $1.1 million of revenue, respectively, from these customers. As of December 31, 2022 and 2021, the outstanding accounts receivable from the related parties was $0.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
As disclosed in our Current Report on Form 8-Ks filed on March 18, 2022 and March 29, 2022, we engaged Deloitte & Touche LLP, or Deloitte, as our new independent registered public accounting firm to audit our financial statements starting with the fiscal year ending December 31, 2022, and dismissed Ernst & Young LLP, or EY, as our independent registered accounting firm. The decision to change our independent registered accounting firm was approved by the Audit Committee of the Board.

During the fiscal years ended December 31, 2021 and December 31, 2020, and through the date of dismissal, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EY, would have caused it to make reference thereto in its reports on our financial statements for such years.

During the fiscal years ended December 31, 2021 and December 31, 2020, and through the dismissal date, there were no “reportable events” (as defined under Item 304(a)(1)(v) of Regulation S-K), except that, as previously disclosed, there was a material weakness for the fiscal years ended December 31, 2021 and December 31, 2020, which has been updated, as necessary, as of December 31, 2022, in our internal control over financial reporting in relation to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters. This reportable event was discussed among the Audit Committee and EY. EY has been authorized by us to respond fully to the inquiries of Deloitte, the successor independent registered public accounting firm, concerning this reportable event.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, our management has concluded that our internal control over financial reporting was not effective at December 31, 2022, due to the material weakness in internal control over financial reporting.

We identified a material weakness in our internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters. This material weakness was previously reported in the Registration Statement on Form S-1 in connection with the initial public offering and reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and has been updated, as necessary, as of December 31, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This material weakness could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

On March 4, 2022, we completed our acquisition of Omnivore (see “Note 6—Acquisitions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). As the acquisition occurred during 2022, management excluded the acquisition from its assessment of internal control over financial reporting. As of the fiscal year ended December 31, 2022, the acquisition constitutes 0.1% of our total assets (excluding goodwill and intangibles) and 2.8% of our total revenue.

Remediation Plans

Starting in 2021 and through 2022, we have been actively engaged in the implementation of remediation efforts to address the material weakness. Specific remedial actions undertaken by management included, without limitation:

•Engaged external resources to assist with remediation efforts and internal control execution, as well as to provide additional training to existing personnel.

•Hired additional internal resources with appropriate knowledge and technical expertise to effectively operate financial close and reporting processes and controls over complex technical accounting matters.

•Enhanced the design of our existing controls over complex technical accounting matters
The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through additional testing that these controls are effective.
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
Auditor Report
The public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the registrant’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, Audit Committee, and Code of Conduct, will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

4.2
Amended and Restated Investors’ Rights Agreement, dated as of April 28, 2020, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40213) filed on February 25, 2022).	February 25, 2022

10.1
Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.2	Agreement of Lease, dated March 14, 2014, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.3
Lease Agreement between WTC Tower 1 LLC and the Registrant, dated as of June 11, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.4+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.5+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.6+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

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

10.9† +
Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.10† +
Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.11+
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

10.13+
Amended and Restated Employment Agreement, by and between Registrant and Nithya B. Das, dated January 1, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.14+
Amended and Restated Employment Agreement, by and between Registrant and Marty Hahnfeld, dated January 1, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s From S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.15+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.16+	Executive Bonus Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.17† #
Delivery Network Agreement, dated March 30, 2017, by and between the Registrant and DoorDash, Inc., as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).
March 15, 2021

10.18† #
Restated Delivery Network Agreement, dated April 22, 2021, by and between the Registrant and DoorDash, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.19
First Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.20#
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
November 9, 2021

10.22+
Amended and Restated Non-Employee Director Compensation Policy, dated December 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-40213) filed on February 25, 2022).
February 25, 2022

10.23
Third Amendment and Joinder to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K (File No. 001-40213) filed on February 25, 2022).
February 25, 2022

10.24+
Amended and Restated Employment Agreement, by and between Registrant and Peter Benevides, dated January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.25
Fourth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated January 13, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.26
Fifth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated March 3, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.27†
Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Pacific Western Bank, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on June 15, 2022).
June 15, 2022

10.28+
Separation Agreement and Release, by and between Registrant and Marty Hahnfeld, dated May 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.29+
Advisor Agreement, by and between Registrant and Marty Hahnfeld, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.30+
Employment Agreement, by and between Registrant and Diego Panama, dated April 26, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.31
Sixth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated May 9, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.32#
First Amendment to the Restated Delivery Network Agreement, by and between Registrant and DoorDash, Inc, dated July 30, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.33#
Second Amendment to the Restated Delivery Network Agreement, by and between Registrant and DoorDash, Inc., dated April 4, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

16.1
Letter from Ernst & Young LLP dated March 18, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 18, 2022).
March 18, 2022

21.1	List of subsidiaries of the registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
_____________________________

+	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olo Inc.

February 24, 2023	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

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

February 24, 2023	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer); Director
February 24, 2023	____________________/s/ Peter Benevides_____________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)
February 24, 2023	___________________/s/ David Cancel_____________________ David Cancel Director
February 24, 2023	___________________/s/ Brandon Gardner_____________________ Brandon Gardner Director
February 24, 2023	_____________________/s/ David Frankel_____________________ David Frankel Director
February 24, 2023	_____________________/s/ Russell Jones____________________ Russell Jones Director
February 24, 2023	_____________________/s/ Daniel Meyer_____________________ Daniel Meyer Director
February 24, 2023	_____________________/s/ Colin Neville_____________________ Colin Neville Director
February 24, 2023	__________________/s/ Linda Rottenberg_____________________ Linda Rottenberg Director
February 24, 2023	_______________/s/ Zuhairah Washington_____________________ Zuhairah Washington Director