Form 10-Q
period 2023-03-31
Olo Inc.
filed 2023-05-09
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2023, 104,449,461 shares of the registrant’s Class A common stock and 57,535,360 shares of registrant’s Class B common stock were outstanding.

OLO INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$331,481	$350,073
Short-term investments	90,726	98,699
Accounts receivable, net of expected credit losses of $1,239 and $612, respectively	50,381	48,128
Contract assets	431	336
Deferred contract costs	3,635	2,851
Prepaid expenses and other current assets	11,752	11,687
Total current assets	488,406	511,774
Property and equipment, net of accumulated depreciation and amortization of $5,324 and $4,328, respectively	14,971	11,700
Intangible assets, net of accumulated amortization of $5,294 and $4,304, respectively	20,708	21,698
Goodwill	207,781	207,781
Contract assets, noncurrent	329	241
Deferred contract costs, noncurrent	4,696	4,171
Operating lease right-of-use assets	14,458	15,581
Long-term investments	16,082	2,430
Other assets, noncurrent	106	186
Total assets	$767,537	$775,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$2,259
Accrued expenses and other current liabilities	61,860	52,411
Unearned revenue	2,170	2,527
Operating lease liabilities, current	2,766	3,220
Total current liabilities	67,823	60,417
Unearned revenue, noncurrent	2,002	661
Operating lease liabilities, noncurrent	16,132	16,827
Other liabilities, noncurrent	33	41
Total liabilities	85,990	77,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at March 31, 2023 and December 31, 2022; 104,114,669 and 105,053,030 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at March 31, 2023 and December 31, 2022; 57,535,360 and 57,391,687 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	162	162
Preferred stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	852,689	855,249
Accumulated deficit	(171,248)	(157,542)
Accumulated other comprehensive loss	(56)	(253)
Total stockholders’ equity	681,547	697,616
Total liabilities and stockholders’ equity	$767,537	$775,562
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Platform	$51,371	$41,466
Professional services and other	869	1,290
Total revenue	52,240	42,756
Cost of revenue:
Platform (1)	17,613	11,241
Professional services and other (1)	1,136	1,819
Total cost of revenue	18,749	13,060
Gross Profit	33,491	29,696
Operating expenses:
Research and development (1)	20,473	17,156
General and administrative (1)	17,210	17,249
Sales and marketing (1)	12,881	8,193
Total operating expenses	50,564	42,598
Loss from operations	(17,073)	(12,902)
Other income, net:
Interest income	3,454	52
Interest expense	(69)	—
Other income, net	—	6
Total other income, net	3,385	58
Loss before income taxes	(13,688)	(12,844)
Provision (benefit) for income taxes	18	(1,335)
Net loss	$(13,706)	$(11,509)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)
Weighted-average Class A and Class B common shares outstanding:
Basic	161,691,506	159,190,371
Diluted	161,691,506	159,190,371

(1) To conform the prior years presented to the current year presentation, $0.7 million was reclassified from general and administrative expense, of which $0.2 million was included in platform cost of revenue, $0.1 million was included in professional service and other cost of revenue, $0.1 million was included in sales and marketing expenses, and $0.3 million was included in research and development expenses. Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” for additional information on the reclassifications.
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,706)	$(11,509)
Other comprehensive income:
Unrealized gain on investments	197	—
Total other comprehensive income	197	—
Comprehensive loss	$(13,509)	$(11,509)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive loss	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock on exercise of stock options	1,851,334	2	2,305	—	—	2,307
Vesting of restricted stock units	136,662	—	—	—	—	—
Stock-based compensation	—	—	12,457	—	—	12,457
Net loss	—	—	—	(11,509)	—	(11,509)
Balance as of March 31, 2022	159,688,185	$160	$827,928	$(123,083)	$—	$705,005
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(13,706)	$(11,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,148	1,109
Stock-based compensation	14,044	11,708
Provision for expected credit losses	725	248
Non-cash lease expense	797	552
Deferred income tax benefit	—	(1,421)
Loss on disposal of assets	38	—
Non-cash impairment charges	—	475
Other non-cash operating activities, net	(770)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,979)	(4,888)
Contract assets	(182)	(40)
Prepaid expenses and other current assets	430	(3,515)
Deferred contract costs	(1,308)	242
Accounts payable	(1,230)	909
Accrued expenses and other current liabilities	9,098	4,186
Operating lease liabilities	(835)	(613)
Unearned revenue	984	1,687
Other liabilities, noncurrent	(7)	(19)
Net cash provided by (used in) operating activities	7,247	(889)
Investing activities
Purchases of property and equipment	—	(76)
Capitalized internal-use software	(3,382)	(2,462)
Acquisitions, net of cash acquired	—	(49,308)
Purchases of investments	(38,715)	—
Sales and maturities of investments	34,002	—
Net cash used in investing activities	(8,095)	(51,846)
Financing activities
Cash received for employee payroll tax withholdings	2,834	845
Cash paid for employee payroll tax withholdings	(2,416)	(845)
Payment of deferred offering costs	—	(226)
Proceeds from exercise of stock options	1,890	2,249
Repurchase of common stock	(20,052)	—
Net cash (used in) provided by financing activities	(17,744)	2,023
Net decrease in cash and cash equivalents	(18,592)	(50,712)
Cash and cash equivalents, beginning of period	350,073	514,445
Cash and cash equivalents, end of period	$331,481	$463,733

Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	$—	$140
Vesting of early exercised stock options	$59	$58
Employee receivables for options exercised	$416	$—
Purchase of property and equipment	$—	$70
Capitalization of stock-based compensation for internal-use software	$1,083	$749
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
We are an open SaaS platform for restaurants. Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, front-of-house management, and payments, while further strengthening and enhancing restaurants’ direct guest relationships. We provide restaurants with a business-to-business-to-guest, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable guest data.
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but may not include all disclosures including certain footnotes required by U.S. GAAP on an annual reporting basis.
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of March 31, 2023, our results of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 and our cash flows for the three months ended March 31, 2023 and 2022, respectively. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. All intercompany balances and transactions have been eliminated in consolidation.
Effective January 1, 2023, we began allocating certain employee-related costs to platform cost of revenues, sales and marketing, and research and development expenses. Previously, such costs had been presented within general and administrative expenses on our condensed consolidated statement of operations. These costs are allocated based on each department’s proportionate share of total employee headcount. We determined that these changes would better reflect industry practice and provide more meaningful information as well as increased transparency of our operations.
To conform the prior years presented to the current year presentation, $0.7 million was reclassified from general and administrative expense, of which $0.2 million was included in platform cost of revenue, $0.1 million was included in professional service and other cost of revenue, $0.1 million was included in sales and marketing expenses, and $0.3 million was included in research and development expenses. Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash and short- and long-term investments held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit has exceeded federally insured limits at various times. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk in cash, as we place our cash and investments with major financial institutions with high credit ratings. For the three months ended March 31, 2023 and 2022, one customer accounted for 12% and 13% of our revenue, respectively.
Credit Facility
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of March 31, 2023.
As of March 31, 2023, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of One World Trade Center. As of March 31, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to us.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$24,468	$869	$25,337
Transferred at a point in time	26,903	—	26,903
Total revenue	$51,371	$869	$52,240

	Three Months Ended March 31, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$20,801	$1,290	$22,091
Transferred at a point in time	20,665	—	20,665
Total revenue	$41,466	$1,290	$42,756
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.8 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the three months ended March 31, 2023, we recognized $0.8 million of revenue related to contracts that were included in unearned revenue at December 31, 2022.
As of March 31, 2023, our remaining performance obligations were approximately $36.5 million, approximately 48% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2022	$7,022
Capitalization of deferred contract costs	2,202
Amortization of deferred contract costs	(893)
Balance at March 31, 2023	$8,331
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
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$152,547	$—	$152,547	$152,547	$—	$—
Level 1:
Money market funds	178,934	—	178,934	178,934	—	—
Commercial paper	21,067	(18)	21,049	—	21,049	—
Subtotal	200,001	(18)	199,983	178,934	21,049	—
Level 2:
Certificates of deposit	29,353	(58)	29,295	—	29,295	—
U.S. Government and agency securities	39,476	64	39,540	—	24,281	15,259
Corporate bonds	16,968	(44)	16,924	—	16,101	823
Subtotal	85,797	(38)	85,759	—	69,677	16,082
Level 3:	—	—	—	—	—	—
Total	$438,345	$(56)	$438,289	$331,481	$90,726	$16,082

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
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No impairment charges were recorded during the three months ended March 31, 2023. For the three months ended March 31, 2022 we recorded a non-cash impairment charge of $0.5 million related to the estimated fair value of a portion of our internal-use software that was non-recoverable.
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
The operating results of Omnivore have been included in our condensed consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through March 31, 2023 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the condensed consolidated financial statements.
We have finalized the valuation of assets acquired and liabilities assumed for the acquisition of Omnivore as of March 31, 2023.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Purchase Price Allocation
The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Omnivore (in thousands):

Final Purchase Price Allocation
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
Transaction-related expenses for the three months ended March 31, 2023 were immaterial. We recorded $1.1 million in transaction-related expenses, primarily related to transaction-related compensation, advisory, legal, valuation, and other professional fees, for the three months ended March 31, 2022.
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued delivery service partner fees	$47,553	$40,846
Accrued compensation and benefits	6,191	6,986
Professional and consulting fees	2,460	1,262
Accrued taxes	892	674
Other	4,764	2,643
Total accrued expenses and other current liabilities	$61,860	$52,411
7.Stockholders’ Equity
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “Stock Buyback Program”). Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Stock Buyback Program does not obligate us to acquire any specific number of shares.
The timing and actual number of shares repurchased is determined by a committee established by the Board of Directors and depends on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. Repurchases are funded with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by the Board of Directors at its discretion.
The following table summarizes the cumulative share repurchase activity of our Class A common stock under the Stock Buyback Program in the three months ended March 31, 2023 (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$80,000
Repurchases of common stock for the three months ended:
March 31, 2023	2,652,372	$7.54	$20,000	(20,000)
Total	2,652,372	$7.54	$20,000	$60,000

(1) Average price paid per share and value of shares excludes broker commission fees.
8.Stock-Based Compensation
The 2021 Equity Incentive Plan (“2021 Plan”) provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other awards, to employees, directors, consultants, and advisors. Pursuant to the evergreen provisions of the 2021 Plan, the Board of Directors approved an automatic increase of 8,124,002 additional shares of Class A common stock reserved and available for issuance under the 2021 Plan effective as of January 1, 2023.
As of March 31, 2023 and December 31, 2022 the maximum number of shares authorized for issuance to participants under the Plans was 39,322,426 and 30,263,529, respectively. As of March 31, 2023 and December 31, 2022, the number of shares available for issuance to participants under the Plans was 24,866,185 and 23,358,039, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
During the first quarter of 2023, RSUs and PSUs were awarded at fixed dollar amounts. The target number of shares underlying the RSU and PSU awards were determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year.
The amount of PSUs issued will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PSUs issued could range from 0% to 120% of the target amount.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested RSUs and PSUs during the three months ended March 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,559,917	$15.57
Granted	8,063,377	6.91
Vested	(802,576)	11.04
Forfeited and canceled	(458,576)	16.25
Unvested at March 31, 2023	11,362,142	$9.72
The total fair value of RSUs vested during the three months ended March 31, 2023 was $6.3 million. Future stock-based compensation for unvested RSUs and PSUs awarded as of March 31, 2023 was approximately $104.0 million and is expected to be recognized over a weighted-average period of 3.39 years.
2021 Employee Stock Purchase Plan
The employee stock purchase plan (“2021 ESPP”) current offering period began in December 2022 and ends in June 2023. Pursuant to the evergreen provisions of the 2021 ESPP, the Board of Directors approved an automatic increase of 1,050,883 additional shares of Class A common stock reserved and available for issuance under the 2021 ESPP effective as of January 1, 2023. For the three months ended March 31, 2023 and 2022, we recorded approximately $0.4 million and $0.4 million of compensation expense associated with our 2021 ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue - platform	$1,825	$1,470
Cost of revenue - professional services and other	191	210
Research and development	4,547	3,398
General and administrative	4,987	5,038
Sales and marketing	2,494	1,592
Total stock-based compensation expense	$14,044	$11,708
9.Income Taxes
We had an effective tax rate benefit of (0.13)% and expense of 10.39% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate benefit for the three months ended March 31, 2023 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
We evaluated the available evidence supporting the realization of our deferred tax assets, including the amount and timing of future taxable income, and determined that it is more likely than not that our net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, we maintain a full valuation allowance against substantially all of our net deferred tax assets. When we determine that we will be able to realize some portion or all of our deferred tax assets, an adjustment to our valuation allowance on our deferred tax assets would have the effect of increasing net income in the period such determination is made.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2023 and 2022. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

10.Commitments and Contingencies
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
On September 26, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain executive officers, captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al (Case 1:22-cv-08228). An amended complaint was filed in the lawsuit on January 13, 2023. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that Olo made materially false and misleading statements regarding the number of active locations. The lawsuit seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On February 3, 2023, we filed a motion to dismiss the amended complaint. On April 10, 2023, the Court denied our motion to dismiss the amended complaint. We believe the case is without merit and are vigorously defending this matter. However, we are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of Olo as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York against certain of our directors and officers (the “Derivative Defendants”), captioned Floyd v. Glass, et al., (Case No. 1:23-cv-03770) (the “Floyd Derivative Complaint”). The Floyd Derivative Complaint alleges that, between at least August 10, 2021 and August 11, 2022, the Derivative Defendants caused, or failed to prevent, Olo’s alleged issuance of materially false and misleading statements concerning our publicly disclosed active locations count and our business relationship with Subway. The Floyd Derivative Complaint asserts claims for (1) violations of Sections 10(b), 20(a), and 21D of the Exchange Act (as to the named officer defendants), (2) breach of fiduciary duty, (3) aiding and abetting breach of fiduciary duty, and (4) waste of corporate assets. The Floyd Derivative Complaint seeks a judgment declaring that the plaintiff may bring the action on behalf of Olo in a derivative capacity; awarding damages for the Derivative Defendants’ alleged securities law violations, breaches of fiduciary duties, and waste of corporate assets; requiring us to reform and improve our corporate governance and internal procedures; ordering the Derivative Defendants to pay restitution; awarding the plaintiff her costs, fees, and expenses, including attorney’s fees; and granting such other relief that the Court determines to be appropriate. We believe the case is without merit and are vigorously defending this matter. However, we are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
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
Leases
During March 2023, we abandoned our office lease located at 26 Broadway, New York NY, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. See “Note 12—Subsequent Events” for additional information.
Sublease income was $0.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
11.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(13,706)	$(11,509)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	161,691,506	159,190,371
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.08)	$(0.07)
The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	27,815,043	35,445,788
Outstanding restricted and performance-based stock units	11,362,142	3,573,464
Outstanding shares estimated to be purchased under ESPP	290,734	112,116
Total	39,467,919	39,131,368

12.Subsequent Events
On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including with respect to our transaction volumes, our net revenue retention rate, and customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on February 24, 2023, and our other filings with the SEC.
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
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $23 billion in GMV during the year ended December 31, 2022, and gross payment volume, or GPV, which we define as the gross volume of payments processed through our Olo Pay module, has reached $250 million during the year ended December 31, 2022. Management uses GMV and GPV to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention approximating 114% for the three months ending March 31, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and Nation’s Restaurant News, have also deemed Olo a leading food ordering platform for the restaurant industry.
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
•Pay. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved guest payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion through our Olo Pay module.

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
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue from our Ordering, Switchboard, Virtual Brands, Kiosk, Catering, Sync, GDP, Marketing, Sentiment, and Host modules. In addition, a growing portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Dispatch, Rails, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. We also derive transactional revenue from our Network module, which allows brands to take orders from non-aggregator digital channels (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages) and generates fees predominantly through revenue sharing agreements with partners.
Key Factors Affecting Our Performance
Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance. One indication of our ability to grow within our customer base through the development of our products that our customers value is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, fluctuations in the number of transactions processed by our customers on the platform, and the ability of our customers to switch to a competitor or develop their own internal platform solutions. We have experienced, and will continue to experience, certain of our customers reducing or terminating their usage of our platform as a result of developing their own internal solutions that do not utilize any or all of our modules or moving to a competitor.
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 76,000 active locations as of March 31, 2023, down from approximately 82,000 active locations as of March 31, 2022. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. Given this definition, active locations in any one quarter may not reflect (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry, and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended March 31,
	2023	2022
Average Revenue Per Unit	$632	$516
Ending Active Locations	76,000	82,000
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
For the quarter ended March 31, 2023, net revenue retention was approximately 114%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
We believe that, in the near term, average revenue per unit and net revenue retention will be greater drivers of growth than total active locations. This is due to the potential opportunity for further multi-module penetration and continued growth in digital ordering across our existing customer base. Additionally, because multi-module penetration can vary across active locations, fluctuations in active locations may not be a clear indication of performance. An example of this would be when a brand has transitioned from our platform and the associated total revenue or revenue per unit of that brand is not material or less than our average.

Enable Higher Transaction Volume
Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations, which may enable us to generate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction order volume as more guests order food through digital means, including on- and off-premise. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Specifically, in February 2022, we announced the general availability of our payment solution, Olo Pay, which we believe can significantly increase our ability to generate transactional revenue. Our ability to increase transaction volume is dependent on macroeconomic conditions, as well as the continued shift to digital ordering for food consumption and our ability to capture a meaningful portion of that shift.
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
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, Ordering Service Providers, or OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, kitchen display systems, labor management providers, inventory management providers, and reservation and customer relationship management platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to further broaden our partnership group and build upon the integrations we currently offer. We plan to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. We intend to continue to invest in building functionality that further integrates our platform with additional third-party technology providers, which would expand our capabilities and facilitate the extension of our platform to new use cases and industry verticals. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
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
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods. We generally bill monthly in arrears. A majority of our platform revenue is derived from our Order solutions, which consist of our Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, and Sync modules. We also generate platform revenue from our Olo Pay module, which became commercially available during 2022, as well as from our Engage solutions, which consist of our GDP, Marketing, Sentiment, and Host modules.
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

General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include amortization of trademarks, travel-related expenses, and allocated overhead. We also incur general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will continue to grow on an absolute dollar basis while declining as a percentage of revenue as we continue to scale our operations over time.
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

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Platform	$51,371	$41,466
Professional services and other	869	1,290
Total revenue	52,240	42,756
Cost of revenue:
Platform (1) (2)	17,613	11,241
Professional services and other (1) (2)	1,136	1,819
Total cost of revenue	18,749	13,060
Gross Profit	33,491	29,696
Operating expenses:
Research and development (1) (2)	20,473	17,156
General and administrative (1) (2)	17,210	17,249
Sales and marketing (1) (2)	12,881	8,193
Total operating expenses	50,564	42,598
Loss from operations	(17,073)	(12,902)
Other income, net:
Interest income	3,454	52
Interest expense	(69)	—
Other income, net	—	6
Total other income, net	3,385	58
Loss before income taxes	(13,688)	(12,844)
Provision (benefit) for income taxes	18	(1,335)
Net loss	(13,706)	(11,509)

(1) To conform the prior years presented to the current year presentation, $0.7 million was reclassified from general and administrative expense, of which 0.2 million was included in platform cost of revenue, $0.1 million was included in professional service and other cost of revenue, $0.1 million was included in sales and marketing expenses, and $0.3 million was included in research and development expenses. Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the reclassifications.
(2) Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended March 31,
	2023	2022
Cost of revenue - platform	$1,825	$1,470
Cost of revenue - professional services and other	191	210
Research and development	4,547	3,398
General and administrative	4,987	5,038
Sales and marketing	2,494	1,592
Total stock-based compensation expense	$14,044	$11,708

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue:
Platform	98.3%	97.0%
Professional services and other	1.7	3.0
Total revenue	100.0	100.0
Cost of revenue:
Platform	33.7	26.3
Professional services and other	2.2	4.3
Total cost of revenue	35.9	30.5
Gross Profit	64.1	69.5
Operating expenses:
Research and development	39.2	40.1
General and administrative	32.9	40.3
Sales and marketing	24.7	19.2
Total operating expenses	96.8	99.6
Loss from operations	(32.7)	(30.2)
Other income (expenses), net:
Interest income	6.6	0.1
Interest expense	(0.1)	0.0
Other income, net	0.0	0.0
Total other income (expenses), net	6.5	0.1
Loss before income taxes	(26.2)	(30.0)
Provision (benefit) for income taxes	0.0	(3.1)
Net loss	(26.2)	(26.9)

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$51,371	$41,466	$9,905	23.9%
Professional services and other	869	1,290	(421)	(32.6)
Total Revenue	$52,240	$42,756	$9,484	22.2%
Platform
Total platform revenue increased $9.9 million, or 23.9%, to $51.4 million for the three months ended March 31, 2023 from $41.5 million for the three months ended March 31, 2022. This increase was primarily the result of higher ordering related to increased active locations coming onto the platform, and increases in Olo Pay adoption and Engage utilization among our existing customer base. Active locations decreased to approximately 76,000 as of March 31, 2023 from approximately 82,000 as of March 31, 2022 as a result of the previously announced transition of Subway off of the platform. Average revenue per unit increased to approximately $632 for the three months ended March 31, 2023 from approximately $516 for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, 47.6% and 50.2% of our platform revenue was subscription revenue, respectively, and 52.4% and 49.8% was transaction revenue, respectively.
Professional Services and Other
Total professional services and other revenue decreased $0.4 million, or 32.6%, to $0.9 million for the three months ended March 31, 2023 from $1.3 million for the three months ended March 31, 2022, due to a combination of macroeconomic factors such as labor shortages which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels, as well as efficiencies in our deployment process resulting in shorter deployment periods, which in turn drive lower deployment fees. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform is driving growth not reflected in professional services and other revenue. While we generally expect professional services and other revenue to increase primarily as a result of continued deployment of additional active locations, we also expect this increase to be offset as our deployment teams become more efficient and continue to shorten deployment periods.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$17,613	$11,241	$6,372	56.7%
Professional services and other	1,136	1,819	(683)	(37.5)
Total cost of revenue	$18,749	$13,060	$5,689	43.6%
Percentage of revenue:
Platform	33.7%	26.3%
Professional services and other	2.2	4.3
Total cost of revenue	35.9%	30.5%
Gross Profit	$33,491	$29,696	$3,795	12.8%
Gross Margin	64.1%	69.5%

Platform
Total platform cost of revenue increased $6.4 million, or 56.7%, to $17.6 million for the three months ended March 31, 2023 from $11.2 million for the three months ended March 31, 2022. This increase was primarily the result of higher processing and personnel-related compensation costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of internal-use software and additional amortization of developed technology related to the acquisition of Omnivore Technologies, Inc., or Omnivore.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.7 million, or 37.5%, to $1.1 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022. This decrease was primarily the result of decreased compensation costs due to decreased headcount and efficiencies in the deployment process leading to shorter deployments periods. The decrease is also attributable to a decrease in third party consulting costs.
Gross Profit
Gross profit increased $3.8 million to $33.5 million for the three months ended March 31, 2023, from $29.7 million for the three months ended March 31, 2022. Gross margin decreased 5.3% to 64.1% for the three months ended March 31, 2023 from 69.5% for the three months ended March 31, 2022. The increase in gross profit was due to higher ordering from new locations coming onto the platform in conjunction with increased module adoption among our existing customer base. The decrease in gross margin is driven by higher platform and other compensation costs to support growth in transactions as well as the costs from amortization of internal-use software and additional amortization of developed technology related to the Omnivore acquisition.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$20,473	$17,156	$3,317	19.3%
Percentage of total revenue	39.2%	40.1%
Research and development expense increased $3.3 million, or 19.3%, to $20.5 million for the three months ended March 31, 2023 from $17.2 million for the three months ended March 31, 2022. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses declined slightly to 39.2% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$17,210	$17,249	$(39)	(0.2)%
Percentage of total revenue	32.9%	40.3%
General and administrative expense remained flat for the three months ended March 31, 2023 from $17.2 million for the three months ended March 31, 2022, primarily due to decreased headcount offset by an increase in certain litigation-related expenses. As a percentage of total revenue, general and administrative expenses decreased to 32.9% for the three months ended March 31, 2023 from 40.3% for the three months ended March 31, 2022.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$12,881	$8,193	$4,688	57.2%
Percentage of total revenue	24.7%	19.2%
Sales and marketing expense increased $4.7 million, or 57.2%, to $12.9 million for the three months ended March 31, 2023 from $8.2 million for the three months ended March 31, 2022. This increase was primarily the result of additional compensation costs, due to increases in headcount, as well as costs associated with our in-person customer conference, Beyond4, which we held in the first quarter of 2023 as opposed to the conference being held in the second quarter of 2022. As a percentage of total revenue, sales and marketing expense increased to 24.7% for the three months ended March 31, 2023 from 19.2% for the three months ended March 31, 2022.
Other Income (Expenses), net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$3,454	$52	$3,402	6495.8%
Percentage of total revenue	6.6%	0.1%
Interest expense	$(69)	$—	$(69)	—
Percentage of total revenue	(0.1)%	—
Other income, net	$—	$6	$(6)	(100.0)%
Percentage of total revenue	—	0.0%
Total other income, net	$3,385	$58	$3,327	5,736.2%
Percentage of total revenue	6.5%	0.1%
Other income for the three months ended March 31, 2023 was primarily driven by income earned on our investments and money-market funds.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$18	$(1,335)	$1,353	(101.3)%
Percentage of total revenue	—%	(3.1)%
The income tax provision for the three months ended March 31, 2023 was driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $438.3 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the three months ended March 31, 2023, we repurchased shares of our Class A common stock for approximately $20.1 million under the Stock Buyback Program.
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
Credit Facility
As of March 31, 2023, we had $43.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of One World Trade Center. As of March 31, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$7,247	$(889)
Net cash used in investing activities	$(8,095)	$(51,846)
Net cash (used in) provided by financing activities	$(17,744)	$2,023
Operating Activities
For the three months ended March 31, 2023, net cash provided by operating activities was $7.2 million, primarily due to net loss of $13.7 million adjusted for non-cash charges of $17.0 million and a net increase attributable to our operating assets and liabilities of $4.0 million. The non-cash adjustments primarily relate to stock-based compensation charges of $14.0 million and depreciation and amortization expense of $2.1 million. The net increase attributable to our operating assets and liabilities was primarily driven by an increase in accrued expenses and other current liabilities of $9.1 million related primarily to higher fees owed to delivery service providers and vendors as well as professional and consulting fees. These increases were partially offset by an increase in accounts receivable of $3.0 million and an increase in deferred contract costs of $1.3 million primarily due to growth of our revenue as well as a decrease in accounts payable of $1.2 million.
For the three months ended March 31, 2022, net cash used in operating activities was $0.9 million, primarily due to a net loss of $11.5 million adjusted for non-cash charges of $12.7 million and a net decrease attributable our operating assets and liabilities of $2.1 million. The non-cash adjustments primarily related to stock-based charges of $11.7 million and depreciation and amortization expense of $1.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $4.9 million and an increase in prepaid expenses of $3.5 million. These increases were offset by an increase in accrued expenses of $4.2 million, related primarily to higher fees owed to delivery service providers and vendors as well as employee compensation accruals, and an increase in deferred revenue of $1.7 million.
Investing Activities
Cash used in investing activities was $8.1 million during the three months ended March 31, 2023, primarily due to $4.7 million of net purchases of investments and $3.4 million for the development of internal-use software to support further product development and to expand our employee base to support our operations.
Cash used in investing activities was $51.8 million during the three months ended March 31, 2022, primarily due to cash paid of $49.3 million to acquire Omnivore and $2.5 million for the development of internal-use software and purchases of computer and office equipment to support further product development and to expand our employee base to support our operations.
Financing Activities
Cash used by financing activities was $17.7 million during the three months ended March 31, 2023, primarily driven by $20.1 million of stock repurchases under the Stock Buyback Program, partially offset by $1.9 million of net proceeds from the exercise of stock options.
Cash provided by financing activities was $2.0 million during the three months ended March 31, 2022, primarily driven by net proceeds from the exercise of stock options.
Material Cash Requirements
There were no material changes in our material cash requirements during the three months ended March 31, 2023 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for additional information regarding our material cash requirements.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income and free cash flow, each of which is a non-GAAP financial measure, and certain key performance indicators, including GMV, GPV, active locations, net revenue retention, and average revenue per unit.
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

We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses, loss on disposal of assets, non-cash capitalized software impairment, intangible and internal-use software amortization (non-cash expense), certain severance costs, and transaction costs incurred within one year of the related acquisition. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from non-GAAP operating income and non-GAAP operating margin because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations; and (2) such expenses can vary significantly between periods.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(17,073)	$(12,902)
Plus: Stock-based compensation expense and related payroll tax expense	14,497	12,078
Plus: Certain litigation-related expenses	884	—
Plus: Loss on disposal of assets	38	—
Plus: Non-cash capitalized software impairment	—	475
Plus: Capitalized internal-use software and intangible amortization	2,032	960
Plus: Certain severance costs	830	—
Plus: Transaction costs	36	1,135
Operating income, non-GAAP	$1,244	$1,746
Percentage of revenue:
Operating margin, GAAP	(33)%	(30)%
Operating margin, non-GAAP	2%	4%

Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided (Used) by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided (used) by operating activities	$7,247	$(889)
Purchase of property and equipment	—	(76)
Capitalization of internal-use software	(3,382)	(2,462)
Non-GAAP free cash flow	$3,865	$(3,427)
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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with our investments and the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control.

As of March 31, 2023, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of September 30, 2022, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of March 31, 2023, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of March 31, 2023, we had cash and cash equivalents of $331.5 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of March 31, 2023, we invested $178.9 million in money market funds and $106.8 million in other securities, of which $90.7 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”
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
We identified a material weakness in our internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and we did not design and maintain effective controls over complex technical accounting matters. This material weakness was previously reported in the Registration Statement on Form S-1 in connection with the initial public offering and reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and was updated, as necessary, as of December 31, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This material weakness could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
On March 4, 2022, we completed our acquisition of Omnivore (see “Note 5—Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As the acquisition occurred during 2022, management excluded the acquisition from its assessment of internal control over financial reporting. As of the fiscal year ended December 31, 2022, the acquisition constituted 0.1% of our total assets (excluding goodwill and intangibles) and 2.8% of our total revenue.
Remediation Plans
Starting in 2021 and continuing through 2023, we have been actively engaged in the implementation of remediation efforts to address the material weakness. Specific remedial actions undertaken by management included, without limitation:

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
A description of our legal proceedings is included in and incorporated by reference to “Note 10—Commitments and Contingencies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 and our other filings with the SEC, before making any investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 24, 2023, may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023 under the heading “Risk Factors.”.

Commercial Risks

Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers in the past have not renewed, and in the future may not renew, their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to directly integrate with one or more of our partners, build their own solution internally or if they decide to temporarily or permanently close their restaurants in a location. For example, Subway and other customers have not renewed their contracts with us or reduced their use of our platform.

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

Financial Risks
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB, Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations. Although we did not have any cash or cash equivalent balances on deposit with SVB, Signature Bank or First Republic Bank, we are unable to predict the extent or nature of the impacts of the failures of these banks and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses, and other organizations in response to these events could adversely impact our business, financial condition, and results of operations.

If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to (i) access our existing cash, cash equivalents, and investments, (ii) maintain any required letters of credit or other credit support arrangements, or (iii) adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
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

We currently substantially rely on one third-party payment processor to facilitate payments made by guests and payments made to customers through the Olo Pay module. While we are seeking to develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. In the event that any of our third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.

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

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
January 1 - 31, 2023	1,159,179	$6.99	1,159,179	$71,897
February 1 - 28, 2023	716,511	8.28	716,511	65,961
March 1 - 31, 2023	776,682	7.68	776,682	60,000
Total	2,652,372	7.54	2,652,372	60,000

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $60.0 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of March 31, 2023. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1+	Separation Agreement and Release, by and between the Registrant and Nithya B. Das, dated January 17, 2023.	Filed herewith

10.2+†	Forms of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Filed herewith

10.3+	Amended and Restated Non-Employee Director Compensation Policy, dated February 23, 2023.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

May 9, 2023	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

May 9, 2023	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)