Form 10-Q
period 2023-06-30
Olo Inc.
filed 2023-08-01
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 28, 2023, 108,370,011 shares of the registrant’s Class A common stock and 54,894,345 shares of registrant’s Class B common stock were outstanding.

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
Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions. Actual results may differ materially from the forward-looking statements we make. Factors that may cause or contribute to such differences include, but are not limited to:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, dollar-based net revenue retention, ending active locations, gross merchandise volume, and gross payment volume;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop and release new and successful products and services;
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
•the effects of any public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, changes in discretionary spending, and overall market uncertainty;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to repurchase shares at all or at the times or in the amounts we desire, and the results of our share repurchase program;
•our ability to compete effectively with existing competitors, new market entrants, and customers generally developing their own solutions to replace our products
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$318,019	$350,073
Short-term investments	83,738	98,699
Accounts receivable, net of expected credit losses of $1,239 and $612, respectively	56,150	48,128
Contract assets	455	336
Deferred contract costs	3,552	2,851
Prepaid expenses and other current assets	11,183	11,687
Total current assets	473,097	511,774
Property and equipment, net of accumulated depreciation and amortization of $6,648 and $4,328, respectively	18,590	11,700
Intangible assets, net of accumulated amortization of $6,284 and $4,304, respectively	19,718	21,698
Goodwill	207,781	207,781
Contract assets, noncurrent	330	241
Deferred contract costs, noncurrent	5,425	4,171
Operating lease right-of-use assets	13,819	15,581
Long-term investments	29,414	2,430
Other assets, noncurrent	94	186
Total assets	$768,268	$775,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,733	$2,259
Accrued expenses and other current liabilities	64,861	52,411
Unearned revenue	3,414	2,527
Operating lease liabilities, current	2,749	3,220
Total current liabilities	78,757	60,417
Unearned revenue, noncurrent	167	661
Operating lease liabilities, noncurrent	15,427	16,827
Other liabilities, noncurrent	59	41
Total liabilities	94,410	77,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at June 30, 2023 and December 31, 2022; 108,136,055 and 105,053,030 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at June 30, 2023 and December 31, 2022; 54,894,345 and 57,391,687 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	163	162
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	862,480	855,249
Accumulated deficit	(188,324)	(157,542)
Accumulated other comprehensive loss	(461)	(253)
Total stockholders’ equity	673,858	697,616
Total liabilities and stockholders’ equity	$768,268	$775,562
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Platform	$54,603	$44,538	$105,974	$86,004
Professional services and other	648	1,063	1,517	2,353
Total revenue	55,251	45,601	107,491	88,357
Cost of revenue:
Platform (1)	19,721	12,986	37,334	24,227
Professional services and other (1)	1,058	1,453	2,194	3,272
Total cost of revenue	20,779	14,439	39,528	27,499
Gross Profit	34,472	31,162	67,963	60,858
Operating expenses:
Research and development (1)	18,298	17,576	38,771	34,732
General and administrative (1)	18,469	16,503	35,679	33,752
Sales and marketing (1)	12,194	9,015	25,075	17,208
Restructuring charges (Note 12)	6,682	—	6,682	—
Total operating expenses	55,643	43,094	106,207	85,692
Loss from operations	(21,171)	(11,932)	(38,244)	(24,834)
Other income, net:
Interest income	4,155	533	7,609	585
Interest expense	(53)	(46)	(122)	(46)
Other income, net	—	7	—	13
Total other income, net	4,102	494	7,487	552
Loss before income taxes	(17,069)	(11,438)	(30,757)	(24,282)
Provision (benefit) for income taxes	7	235	25	(1,100)
Net loss	$(17,076)	$(11,673)	$(30,782)	$(23,182)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.11)	$(0.07)	$(0.19)	$(0.15)
Diluted	$(0.11)	$(0.07)	$(0.19)	$(0.15)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,324,314	160,429,125	162,005,150	159,813,053
Diluted	162,324,314	160,429,125	162,005,150	159,813,053

(1) The following reclassifications were made to conform the prior year periods presented to the current year presentation:
•For the three months ended June 30, 2022, $0.7 million was reclassified from general and administrative expense as follows: $0.3 million into platform cost of revenue, $0.1 million into sales and marketing expenses, and $0.3 million into research and development expenses.
•For the six months ended June 30, 2022, $1.4 million was reclassified from general and administrative expense as follows: $0.5 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.2 million into sales and marketing expenses, and $0.7 million into research and development expenses.
Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” for additional information on the reclassifications.
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(17,076)	$(11,673)	$(30,782)	$(23,182)
Other comprehensive loss:
Unrealized loss on investments	(405)	(251)	(208)	(251)
Total other comprehensive loss	(405)	(251)	(208)	(251)
Comprehensive loss	$(17,481)	$(11,924)	$(30,990)	$(23,433)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive income	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547
Issuance of common stock under the Employee Stock Purchase Plan	253,973	—	1,463	—	—	1,463
Issuance of common stock on exercise of stock options	1,528,955	1	3,097	—	—	3,098
Vesting of restricted stock units	1,006,863	1	(1)	—	—	—
Repurchase of common stock	(1,409,420)	(1)	(10,046)	—	—	(10,047)
Stock-based compensation	—	—	15,278	—	—	15,278
Other comprehensive loss	—	—	—	—	(405)	(405)
Net loss	—	—	—	(17,076)	—	(17,076)
Balance as of June 30, 2023	163,030,400	$163	$862,480	$(188,324)	$(461)	$673,858

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock on exercise of stock options	1,851,334	2	2,305	—	—	2,307
Vesting of restricted stock units	136,662	—	—	—	—	—
Stock-based compensation	—	—	12,457	—	—	12,457
Net loss	—	—	—	(11,509)	—	(11,509)
Balance as of March 31, 2022	159,688,185	$160	$827,928	$(123,083)	$—	$705,005
Issuance of common stock under the Employee Stock Purchase Plan	193,267	—	1,764	—	—	1,764
Issuance of common stock on exercise of stock options	1,118,331	1	2,322	—	—	2,323
Vesting of restricted stock units	199,738	—	—	—	—	—
Stock-based compensation	—	—	11,750	—	—	11,750
Other comprehensive loss	—	—	—	—	(251)	(251)
Net loss	—	—	—	(11,673)	—	(11,673)
Balance as of June 30, 2022	161,199,521	$161	$843,764	$(134,756)	$(251)	$708,918
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(30,782)	$(23,182)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,462	2,624
Stock-based compensation	28,828	23,185
Provision for expected credit losses	1,079	276
Non-cash lease expense	1,436	1,125
Deferred income tax benefit	—	(1,421)
Loss on disposal of assets	38	—
Non-cash impairment charges	—	475
Other non-cash operating activities, net	(1,553)	(174)
Changes in operating assets and liabilities:
Accounts receivable	(9,101)	911
Contract assets	(207)	(99)
Prepaid expenses and other current assets	620	(2,016)
Deferred contract costs	(1,954)	(462)
Accounts payable	5,476	(286)
Accrued expenses and other current liabilities	12,069	(1,103)
Operating lease liabilities	(1,557)	(1,248)
Unearned revenue	393	561
Other liabilities, noncurrent	19	(36)
Net cash provided by (used in) operating activities	9,266	(870)
Investing activities
Purchases of property and equipment	—	(409)
Capitalized internal-use software	(7,279)	(5,125)
Acquisitions, net of cash acquired	—	(49,308)
Purchases of investments	(72,941)	(82,394)
Sales and maturities of investments	62,262	4,306
Net cash used in investing activities	(17,958)	(132,930)
Financing activities
Cash received for employee payroll tax withholdings	3,039	3,033
Cash paid for employee payroll tax withholdings	(3,105)	(2,866)
Payment of deferred offering costs	—	(420)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	6,803	6,278
Repurchase of common stock	(30,099)	—
Net cash (used in) provided by financing activities	(23,362)	6,025
Net decrease in cash and cash equivalents	(32,054)	(127,775)
Cash and cash equivalents, beginning of period	350,073	514,445
Cash and cash equivalents, end of period	$318,019	$386,670

Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$97	$116
Employee receivables for options exercised	$26	$—
Purchase of property and equipment	$—	$3
Capitalization of stock-based compensation for internal-use software	$2,129	$1,418
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of June 30, 2023, our results of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 and our cash flows for the six months ended June 30, 2023 and 2022, respectively. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to our financial position and results of operations.
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash and short- and long-term investments held by financial institutions. We primarily deposit our cash with two financial institutions and the amount on deposit has exceeded federally insured limits at various times. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk in cash, as we place our cash and investments with major financial institutions with high credit ratings. For the three months ended June 30, 2023 and 2022, one customer accounted for 12% of our revenue. For the six months ended June 30, 2023 and 2022, one customer accounted for 12% and 13% of our revenue, respectively.
Credit Facility
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of June 30, 2023.
As of June 30, 2023, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our former headquarters at One World Trade Center. As of June 30, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended June 30, 2023 that are of significance or potential significance to us.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$24,892	$648	$25,540
Transferred at a point in time	29,711	—	29,711
Total revenue	$54,603	$648	$55,251

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$22,990	$1,063	$24,053
Transferred at a point in time	21,548	—	21,548
Total revenue	$44,538	$1,063	$45,601

	Six Months Ended June 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$49,360	$1,517	$50,877
Transferred at a point in time	56,614	—	56,614
Total revenue	$105,974	$1,517	$107,491

	Six Months Ended June 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$43,791	$2,353	$46,144
Transferred at a point in time	42,213	—	42,213
Total revenue	$86,004	$2,353	$88,357
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.8 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the six months ended June 30, 2023, we recognized $1.2 million of revenue related to contracts that were included in unearned revenue at December 31, 2022.
As of June 30, 2023, our remaining performance obligations were approximately $32.4 million, approximately 50% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.

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
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2022	$7,022
Capitalization of deferred contract costs	4,249
Amortization of deferred contract costs	(2,294)
Balance at June 30, 2023	$8,977
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
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$136,382	$—	$136,382	$136,382	$—	$—
Level 1:
Money market funds	181,123	—	181,123	181,123	—	—
Commercial paper	18,401	(17)	18,384	—	18,384	—
Subtotal	199,524	(17)	199,507	181,123	18,384	—
Level 2:
Certificates of deposit	25,850	(29)	25,821	514	25,307	—
U.S. Government and agency securities	50,842	(309)	50,533	—	26,603	23,930
Corporate bonds	19,034	(106)	18,928	—	13,444	5,484
Subtotal	95,726	(444)	95,282	514	65,354	29,414
Level 3:	—	—	—	—	—	—
Total	$431,632	$(461)	$431,171	$318,019	$83,738	$29,414

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
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the six months ended June 30, 2023. For the six months ended June 30, 2022 we recorded a non-cash impairment charge of $0.5 million related to the estimated fair value of a portion of our capitalized internal-use software that was non-recoverable.
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
The operating results of Omnivore have been included in our condensed consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through June 30, 2023 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the condensed consolidated financial statements.
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
We recorded $0.4 million in transaction-related expenses for the six months ended June 30, 2023 primarily related to professional fees and sales taxes associated with the acquisition of Omnivore and the acquisition of Wisely, Inc in November 2021. We recorded $1.5 million in transaction-related expenses, primarily related to transaction-related compensation, advisory, legal, valuation, and other professional fees, for the six months ended June 30, 2022.
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued delivery service partner fees	$45,093	$40,846
Accrued compensation and benefits (1)	10,138	6,986
Professional and consulting fees	3,388	1,262
Accrued taxes	1,124	674
Other	5,118	2,643
Total accrued expenses and other current liabilities	$64,861	$52,411

(1) Restructuring liabilities of $4.0 million are recorded within accrued compensation and benefits. See “Note 12—Restructuring Charges” for more details.
7.Stockholders’ Equity
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “Stock Buyback Program”). Under the Stock Buyback Program, shares of common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. In addition, open market repurchases of common stock could be made pursuant to trading plans established pursuant to Rule 10b5-1 under the

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Stock Buyback Program does not obligate us to acquire any specific number of shares.
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
The following table summarizes the share repurchase activity of our Class A common stock under the Stock Buyback Program for the periods presented (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$80,000
Repurchases of common stock for the three months ended:
March 31, 2023	2,652,372	$7.54	$20,000	(20,000)
June 30, 2023	1,409,420	$7.11	$10,018	(10,018)
Total	4,061,792	$7.39	$30,018	$49,982

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
As of June 30, 2023 and December 31, 2022 the maximum number of shares authorized for issuance to participants under the Plans was 39,770,032 and 30,263,529, respectively. As of June 30, 2023 and December 31, 2022, the number of shares available for issuance to participants under the Plans was 25,766,065 and 23,358,039, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
Starting in 2023, we began awarding PSUs in addition to the RSUs at fixed dollar amounts. The target number of shares underlying the RSU and PSU awards were determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year.
The amount of PSUs issued will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PSUs issued could range from 0% to 120% of the target amount.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested RSUs and PSUs during the six months ended June 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,559,917	$15.57
Granted	9,349,431	6.96
Vested	(1,809,439)	10.65
Forfeited and canceled	(2,155,124)	11.46
Unvested at June 30, 2023	9,944,785	$9.26
The total fair value of RSUs vested during the six months ended June 30, 2023 was $13.5 million. Future stock-based compensation for unvested RSUs and PSUs awarded as of June 30, 2023 was approximately $86.1 million and is expected to be recognized over a weighted-average period of 3.22 years.
2021 Employee Stock Purchase Plan
The employee stock purchase plan (“2021 ESPP”) current offering period began in June 2023 and ends in December 2023. Pursuant to the evergreen provisions of the 2021 ESPP, the Board of Directors approved an automatic increase of 1,050,883 additional shares of Class A common stock reserved and available for issuance under the 2021 ESPP effective as of January 1, 2023. As of June 30, 2023, a total of 5,785,854 shares are available for issuance to employees under the 2021 ESPP. For the six months ended June 30, 2023 and 2022, we recorded approximately $0.7 million and $0.9 million of compensation expense associated with our 2021 ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue - platform	$1,673	$1,432	$3,498	$2,902
Cost of revenue - professional services and other	172	188	363	398
Research and development	3,555	3,413	8,102	6,811
General and administrative	5,600	5,087	10,587	10,125
Sales and marketing	2,056	1,357	4,550	2,949
Restructuring charges	1,728	—	1,728	—
Total stock-based compensation expense	$14,784	$11,477	$28,828	$23,185
Included in the three and six months ended June 30, 2023 is $1.7 million of stock-based compensation expense incurred in connection with the reduction of our workforce (“Restructuring Plan”). See “Note 12—Restructuring Charges” for more details.
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of (0.08)% for the six months ended June 30, 2023. We recorded a benefit for income taxes resulting in an effective tax rate of 4.53% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2023 and 2022. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

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
On September 26, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On January 13, 2023, lead plaintiff filed an amended complaint asserting claims on behalf of a putative class composed of all persons who purchased or otherwise acquired our securities between August 10, 2021 and August 11, 2022 (the “Amended Complaint”). The Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass and Mr. Benevides as alleged controlling persons. The Amended Complaint alleges that defendants made materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the putative class. The Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On February 3, 2023, we filed a motion to dismiss the Amended Complaint. On April 10, 2023, the Court issued a summary order denying our motion to dismiss. On July 25, 2023, however, the Court issued its full written opinion on our motion to dismiss, which dismissed the allegations in the Amended Complaint concerning our business relationship with the restaurant brand Subway. On July 26, 2023, the Court granted lead plaintiff leave to file a second amended complaint by August 9, 2023. We believe the case is without merit and are vigorously defending this matter. However, we are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York against certain of our directors and officers (the “Derivative Defendants”), captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770). On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560) (the “Floyd Derivative Complaint”). The Floyd Derivative Complaint alleges that, between at least August 10, 2021 and August 11, 2022, the Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Floyd Derivative Complaint asserts claims for breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets. The Floyd Derivative Complaint seeks a judgment declaring that the plaintiff may bring the action on behalf of us in a derivative capacity; awarding us damages for the Derivative Defendants’ alleged breaches of fiduciary duty, and waste of corporate assets; requiring us to reform and improve our corporate governance and internal procedures; ordering the Derivative Defendants to pay restitution to the Company; awarding the plaintiff her costs, fees, and expenses, including attorney’s fees; and granting such other relief that the Court determines to be appropriate. On June 1, 2023,

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the Court granted the parties’ stipulation to stay the Floyd Derivative Complaint. We believe the case is without merit and are vigorously defending this matter. However, we are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
We are a party to various lawsuits and claims in the ordinary course of business, including the matter described above. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors
Leases
During March 2023, we abandoned our office lease located at 26 Broadway, New York NY, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.
Sublease income was $0.6 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Sublease income was $1.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
11.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(17,076)	$(11,673)	$(30,782)	$(23,182)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	162,324,314	160,429,125	162,005,150	159,813,053
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.11)	$(0.07)	$(0.19)	$(0.15)
The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	25,796,702	34,100,749	25,796,702	34,100,749
Outstanding restricted and performance-based stock units	9,944,785	3,943,566	9,944,785	3,943,566
Outstanding shares estimated to be purchased under ESPP	191,968	134,318	191,968	134,318
Total	35,933,455	38,178,633	35,933,455	38,178,633

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
12.Restructuring Charges
On June 14, 2023, we completed the Restructuring Plan and had a reduction of our workforce by approximately 11% to reorganize our business to better focus our investments on customer needs and to support long-term growth objectives.
We incurred charges of $6.7 million in connection with the Restructuring Plan for the three and six months ended June 30, 2023, consisting of the following: $4.4 million related to severance expense and payroll taxes, $1.7 million related to stock-based compensation expense due to the acceleration of equity awards, and $0.6 million related to other employee benefits. These expenses are recorded within the restructuring charges line item in the condensed consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of June 30, 2023 (in thousands):

Balance at January 1, 2023	$—
Charges	6,682
Payments	(2,726)
Balance at June 30, 2023	$3,956
We expect to make the remainder of payments associated with these restructuring costs in the third quarter of 2023. The actions associated with the Restructuring Plan were fully completed during the three months ended June 30, 2023 and we do not expect to incur any material additional charges under this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including, but not limited to, statements with respect to our transaction volumes, our net revenue retention rate, and new and existing customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on February 24, 2023, and our other filings with the SEC.
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
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $23 billion in GMV during the year ended December 31, 2022, and gross payment volume, or GPV, which we define as the gross volume of payments processed through our Olo Pay module, has reached $250 million during the year ended December 31, 2022. Management uses GMV and GPV to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention approximating 115% for the three months ending June 30, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and Nation’s Restaurant News, have also deemed Olo a leading food ordering platform for the restaurant industry.
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
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to sell to a single location or division and expand to others, we enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. In addition, each restaurant brand may have hundreds or even thousands of individual operators (sometimes referred to as “franchisees”) who own and operate a specific location or locations. It may take time to get all locations deployed, or we may not ultimately deploy all locations due to varying factors. For example, operator locations generally have more latitude in terms of their use of brand-endorsed solutions. Our relationship at the brand’s corporate level, however, enables us to market our modules across new and existing locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.
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

Key Factors Affecting Our Performance
Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique, trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance.
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own solutions to replace our products. We have experienced, and will continue to experience, certain of our customers or locations reducing or terminating their usage of our platform as a result of developing their own solutions that do not utilize any or all of our modules or moving to a competitor.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended June 30,
	2023	2022
Average Revenue Per Unit	$716	$544
Ending Active Locations	77,000	82,000
Another metric used to demonstrate the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention, which compares our revenue from the same set of active customers in one period to the prior year period. An active customer is a specific restaurant brand that utilizes one or more of our modules in a given quarterly period. We calculate dollar-based net revenue retention as of a period-end by starting with the revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end, or the prior period revenue. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. We believe that net revenue retention is an important metric to our investors, demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships.
For the quarter ended June 30, 2023, net revenue retention was approximately 115%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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

Enable Higher Transaction Volume
Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations that utilize our products. Higher transaction volumes may enable us to generate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction order volume as more guests order food through digital means, including on- and off-premise. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Specifically, in February 2022, we announced the general availability of our payment solution, Olo Pay, which we believe can continue to increase our ability to generate transactional revenue. Our ability to increase transaction volume is dependent on, among other factors, macroeconomic conditions, as well as the continued shift to digital ordering for food consumption and our ability to capture a meaningful portion of that shift.
Add New Large Multi-Location and High-Growth Restaurant Brands

We believe there is a substantial opportunity to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 77,000 active locations as of June 30, 2023. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. Given this definition, active locations in any one quarter may not reflect (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of customer locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
Investment in Innovation and Growth
We have invested and intend to continue to invest in expanding the functionality of our current platform and broadening our capabilities to address new market opportunities, particularly around payments, data analytics, and on-premise dining. We also intend to continue to invest in enhancing awareness of our brand and developing more modules, features, and functionality that expand our capabilities to facilitate the extension of our platform to new use cases and industry verticals. We believe this strategy will provide new avenues for growth and allow us to continue to deliver differentiated, high-value outcomes to both our customers and stockholders. Specifically, we intend to invest in research and development to expand our existing modules and build new modules, sales and marketing to promote our modules to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our platform, and other operational and administrative functions to support our expected growth and requirements as a public company. For example, as Olo Pay continues to scale and we realize expanded Olo Pay adoption, we may experience increased processing and personnel-related costs. We expect our total operating expenses will increase over time and, in some cases, have short-term negative impacts on our operating margin. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent, in part, on our ability to successfully develop, market, and sell new and existing modules to new and existing customers.
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of capitalized internal-use software and developed technology, payment processing, and allocated overhead. We expect platform cost of revenue to increase in absolute dollars in order to support additional customer and transaction volume growth on our platform.
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
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized internal-use software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their estimated useful life. We anticipate investments in this area to increase slightly on an absolute dollar basis, but to decrease as a percentage of revenue in the short-term, as we balance growth initiatives and investments in innovative solutions to support our customers’ rapidly evolving needs.

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
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents and interest expense related to our credit facility.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Platform	$54,603	$44,538	$105,974	$86,004
Professional services and other	648	1,063	1,517	2,353
Total revenue	55,251	45,601	107,491	88,357
Cost of revenue:
Platform (1) (2)	19,721	12,986	37,334	24,227
Professional services and other (1) (2)	1,058	1,453	2,194	3,272
Total cost of revenue	20,779	14,439	39,528	27,499
Gross Profit	34,472	31,162	67,963	60,858
Operating expenses:
Research and development (1) (2)	18,298	17,576	38,771	34,732
General and administrative (1) (2)	18,469	16,503	35,679	33,752
Sales and marketing (1) (2)	12,194	9,015	25,075	17,208
Restructuring charges (2)	6,682	—	6,682	—
Total operating expenses	55,643	43,094	106,207	85,692
Loss from operations	(21,171)	(11,932)	(38,244)	(24,834)
Other income, net:
Interest income	4,155	533	7,609	585
Interest expense	(53)	(46)	(122)	(46)
Other income, net	—	7	—	13
Total other income, net	4,102	494	7,487	552
Loss before income taxes	(17,069)	(11,438)	(30,757)	(24,282)
Provision (benefit) for income taxes	7	235	25	(1,100)
Net loss	(17,076)	(11,673)	(30,782)	(23,182)

(1) The following reclassifications were made to conform the prior year periods presented to the current year presentation:
•For the three months ended June 30, 2022, $0.7 million was reclassified from general and administrative expense as follows: $0.3 million into platform cost of revenue, $0.1 million into sales and marketing expenses, and $0.3 million into research and development expenses.
•For the six months ended June 30, 2022, $1.4 million was reclassified from general and administrative expense as follows: $0.5 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.2 million into sales and marketing expenses, and $0.7 million into research and development expenses.
Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the reclassifications.

(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue - platform	$1,673	$1,432	$3,498	$2,902
Cost of revenue - professional services and other	172	188	363	398
Research and development	3,555	3,413	8,102	6,811
General and administrative	5,600	5,087	10,587	10,125
Sales and marketing	2,056	1,357	4,550	2,949
Restructuring charges	1,728	—	1,728	—
Total stock-based compensation expense	$14,784	$11,477	$28,828	$23,185
Included in the three and six months ended June 30, 2023 is $1.7 million of stock-based compensation expense incurred in connection with the reduction of the workforce (“Restructuring Plan”).

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Platform	98.8%	97.7%	98.6%	97.3%
Professional services and other	1.2	2.3	1.4	2.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	35.7	28.5	34.7	27.4
Professional services and other	1.9	3.2	2.0	3.7
Total cost of revenue	37.6	31.7	36.8	31.1
Gross Profit	62.4	68.3	63.2	68.9
Operating expenses:
Research and development	33.1	38.5	36.1	39.3
General and administrative	33.4	36.2	33.2	38.2
Sales and marketing	22.1	19.8	23.3	19.5
Restructuring charges	12.1	0.0	6.2	0.0
Total operating expenses	100.7	94.5	98.8	97.0
Loss from operations	(38.3)	(26.2)	(35.6)	(28.1)
Other income, net:
Interest income	7.5	1.2	7.1	0.7
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.0	0.0	0.0	0.0
Total other income, net	7.4	1.1	7.0	0.6
Loss before income taxes	(30.9)	(25.1)	(28.6)	(27.5)
Provision (benefit) for income taxes	0.0	0.5	0.0	(1.2)
Net loss	(30.9)%	(25.6)%	(28.6)%	(26.2)%

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$54,603	$44,538	$10,065	22.6%
Professional services and other	648	1,063	(415)	(39.0)
Total Revenue	$55,251	$45,601	$9,650	21.2%
Platform

Total platform revenue increased $10.1 million, or 22.6%, to $54.6 million for the three months ended June 30, 2023 from $44.5 million for the three months ended June 30, 2022. This increase was primarily the result of increases in Olo Pay adoption and Engage utilization among our existing customer base and higher Order revenue from increased transaction volumes. Average revenue per unit increased to approximately $716 for the three months ended June 30, 2023 from approximately $544 for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, 45.6% and 51.6% of our platform revenue was subscription revenue, respectively, and 54.4% and 48.4% was transaction revenue, respectively. Active locations decreased to approximately 77,000 as of June 30, 2023 from approximately 82,000 as of June 30, 2022 as a result of the previously announced transition of Subway off of the platform. We believe that our ability to grow revenue despite the decrease in active locations is attributable to the fact that average revenue per unit is more indicative of our performance than the number of active locations alone.
Professional Services and Other
Total professional services and other revenue decreased $0.4 million, or 39.0%, to $0.6 million for the three months ended June 30, 2023 from $1.1 million for the three months ended June 30, 2022. This decrease was driven by a combination of macroeconomic factors such as labor shortages, which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels, as well as efficiencies in our deployment process resulting in shorter deployment periods, which in turn drive lower deployment fees. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform drive platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$19,721	$12,986	$6,735	51.9%
Professional services and other	1,058	1,453	(395)	(27.2)
Total cost of revenue	$20,779	$14,439	$6,340	43.9%
Percentage of revenue:
Platform	35.7%	28.5%
Professional services and other	1.9	3.2
Total cost of revenue	37.6%	31.7%
Gross Profit	$34,472	$31,162	$3,310	10.6%
Gross Margin	62.4%	68.3%
Platform
Total platform cost of revenue increased $6.7 million, or 51.9%, to $19.7 million for the three months ended June 30, 2023 from $13.0 million for the three months ended June 30, 2022. This increase was primarily the result of higher processing and personnel-related compensation costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of capitalized internal-use software and additional amortization of developed technology related to the acquisition of Omnivore Technologies, Inc., or Omnivore.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.4 million, or 27.2%, to $1.1 million for the three months ended June 30, 2023 from $1.5 million for the three months ended June 30, 2022. This decrease was primarily the result of reduced compensation costs due to decreased headcount and efficiencies in the deployment process, combined with a reduction in third party consulting costs.
Gross Profit
Gross profit increased $3.3 million to $34.5 million for the three months ended June 30, 2023, from $31.2 million for the three months ended June 30, 2022. Gross margin decreased to 62.4% for the three months ended June 30, 2023 from 68.3% for the three months ended June 30, 2022. The increase in gross profit was due to increased module adoption among our customer base. The decrease in gross margin as a percentage of revenue was driven by higher processing and personnel-related compensation costs associated with the increased adoption of Olo Pay, higher platform and other compensation costs to support growth in transactions, and costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$18,298	$17,576	$722	4.1%
Percentage of total revenue	33.1%	38.5%
Research and development expense increased $0.7 million, or 4.1%, to $18.3 million for the three months ended June 30, 2023 from $17.6 million for the three months ended June 30, 2022. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools, partially offset by an increase in capitalized internal-use software costs as we make further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 33.1% for the three months ended June 30, 2023 from 38.5% for the three months ended June 30, 2022.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$18,469	$16,503	$1,966	11.9%
Percentage of total revenue	33.4%	36.2%
General and administrative expense increased $2.0 million, or 11.9%, to $18.5 million for the three months ended June 30, 2023 from $16.5 million for the three months ended June 30, 2022. This increase was primarily a result of an increase in certain litigation-related expenses, partially offset by a decrease in compensation costs resulting from a reduction in headcount. As a percentage of total revenue, general and administrative expenses decreased to 33.4% for the three months ended June 30, 2023 from 36.2% for the three months ended June 30, 2022.

Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$12,194	$9,015	$3,179	35.3%
Percentage of total revenue	22.1%	19.8%
Sales and marketing expense increased $3.2 million, or 35.3%, to $12.2 million for the three months ended June 30, 2023 from $9.0 million for the three months ended June 30, 2022. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales headcount. As a percentage of total revenue, sales and marketing expense increased to 22.1% for the three months ended June 30, 2023 from 19.8% for the three months ended June 30, 2022.
Restructuring Charges

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring charges	$6,682	$—	$6,682	Not meaningful
Percentage of total revenue	12.1%	—%
Restructuring charges were $6.7 million for the three months ended June 30, 2023 and are comprised of severance costs, payroll taxes, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Other Income, net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,155	$533	$3,622	679.5%
Percentage of total revenue	7.5%	1.2%
Interest expense	$(53)	$(46)	$(7)	15.2%
Percentage of total revenue	(0.1)%	(0.1)%
Other income, net	$—	$7	$(7)	(100.0)%
Percentage of total revenue	—%	—%
Total other income, net	$4,102	$494	$3,608	730.4%
Percentage of total revenue	7.4%	1.1%
Other income for the three months ended June 30, 2023 was primarily driven by income earned on our investments and money-market funds.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$7	$235	$(228)	(97.0)%
Percentage of total revenue	—%	0.5%
Provision for income taxes for the three months ended June 30, 2023 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$105,974	$86,004	$19,970	23.2%
Professional services and other	1,517	2,353	(836)	(35.5)
Total Revenue	$107,491	$88,357	$19,134	21.7%
Platform
Total platform revenue increased $20.0 million, or 23.2%, to $106.0 million for the six months ended June 30, 2023 from $86.0 million for the six months ended June 30, 2022. This increase was primarily the result of increases in Olo Pay adoption and Engage utilization among our existing customer base and higher Order revenue from increased transaction volumes. Average revenue per unit increased to approximately $1,296 for the six months ended June 30, 2023 from approximately $1,072 for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, 46.6% and 50.9% of our platform revenue was subscription revenue, respectively, and 53.4% and 49.1% was transaction revenue, respectively. Active locations decreased to approximately 77,000 as of June 30, 2023 from approximately 82,000 as of June 30, 2022 as a result of the previously announced transition of Subway off of the platform. We believe that our ability to grow revenue despite the decrease in active locations is attributable to the fact that average revenue per unit is more indicative of our performance than the number of active locations alone.
Professional Services and Other
Total professional services and other revenue decreased $0.8 million, or 35.5%, to $1.5 million for the six months ended June 30, 2023 from $2.4 million for the six months ended June 30, 2022, due to a combination of macroeconomic factors such as labor shortages, which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels, as well as efficiencies in our deployment process resulting in shorter deployment periods, which in turn drive lower deployment fees. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform drive platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$37,334	$24,227	$13,107	54.1%
Professional services and other	2,194	3,272	(1,078)	(32.9)
Total cost of revenue	$39,528	$27,499	$12,029	43.7%
Percentage of revenue:
Platform	34.7%	27.4%
Professional services and other	2.0	3.7
Total cost of revenue	36.8%	31.1%
Gross Profit	$67,963	$60,858	$7,105	11.7%
Gross Margin	63.2%	68.9%

Platform
Total platform cost of revenue increased $13.1 million, or 54.1%, to $37.3 million for the six months ended June 30, 2023 from $24.2 million for the six months ended June 30, 2022. This increase was primarily the result of higher processing and personnel-related compensation costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of capitalized internal-use software and additional amortization of developed technology related to the Omnivore acquisition.
Professional Services and Other
Total professional services and other cost of revenue decreased $1.1 million, or 32.9%, to $2.2 million for the six months ended June 30, 2023 from $3.3 million for the six months ended June 30, 2022. This decrease was primarily the result of reduced compensation costs due to decreased headcount and efficiencies in the deployment process, combined with a reduction in third party consulting costs.
Gross Profit
Gross profit increased $7.1 million to $68.0 million for the six months ended June 30, 2023, from $60.9 million for the six months ended June 30, 2022. Gross margin decreased 5.9% to 63.2% for the six months ended June 30, 2023 from 68.9% for the six months ended June 30, 2022. The increase in gross profit was due to increased module adoption among our customer base. The decrease in gross margin as a percentage of revenue was driven by higher processing and personnel-related compensation costs associated with the increased adoption of Olo Pay, higher platform and other compensation costs to support growth in transactions, and costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$38,771	$34,732	$4,039	11.6%
Percentage of total revenue	36.1%	39.3%
Research and development expense increased $4.0 million, or 11.6%, to $38.8 million for the six months ended June 30, 2023 from $34.7 million for the six months ended June 30, 2022. This increase was primarily the result of higher compensation costs associated with additional personnel and an increase in the use of software tools to support further investments in our platform development and continued product innovation. As a percentage of total revenue, research and development expenses decreased to 36.1% for the six months ended June 30, 2023 from 39.3% for the six months ended June 30, 2022.
General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$35,679	$33,752	$1,927	5.7%
Percentage of total revenue	33.2%	38.2%
General and administrative expense increased $1.9 million, or 5.7%, to $35.7 million for the six months ended June 30, 2023 from $33.8 million for the six months ended June 30, 2022. This increase was primarily a result of an increase in certain litigation-related expenses, partially offset by a decrease compensation costs resulting from a reduction in headcount. As a percentage of total revenue, general and administrative expenses decreased to 33.2% for the six months ended June 30, 2023 from 38.2% for the six months ended June 30, 2022.

Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$25,075	$17,208	$7,867	45.7%
Percentage of total revenue	23.3%	19.5%
Sales and marketing expense increased $7.9 million, or 45.7%, to $25.1 million for the six months ended June 30, 2023 from $17.2 million for the six months ended June 30, 2022. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales headcount. As a percentage of total revenue, sales and marketing expense increased to 23.3% for the six months ended June 30, 2023 from 19.5% for the six months ended June 30, 2022.
Restructuring Charges

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring charges	$6,682	$—	$6,682	Not meaningful
Percentage of total revenue	6.2%	—%
Restructuring charges were $6.7 million for the six months ended June 30, 2023 and are comprised of severance costs, payroll taxes, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.

Other Income, net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$7,609	$585	$7,024	1,200.7%
Percentage of total revenue	7.1%	1.2%
Interest expense	$(122)	$(46)	$(76)	165.2%
Percentage of total revenue	(0.1)%	—
Other income, net	$—	$13	$(13)	(100.0)%
Percentage of total revenue	—	0.0%
Total other income, net	$7,487	$552	$6,935	1,256.3%
Percentage of total revenue	7.0%	0.6%
Other income for the six months ended June 30, 2023 was primarily driven by income earned on our investments and money-market funds.

Provision (Benefit) for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$25	$(1,100)	$1,125	(102.3)%
Percentage of total revenue	—%	(1.2)%
Provision for income taxes for the six months ended June 30, 2023 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $431.2 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the six months ended June 30, 2023, we repurchased shares of our Class A common stock for approximately $30.1 million under the Stock Buyback Program.
We believe our existing cash and cash equivalents, marketable securities, and amounts available under our outstanding credit facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including, but not limited to, our obligation to repay any balance under our credit facility if we were to borrow against the facility in the future, our platform revenue growth rate, receivable and payable cycles, and the timing and extent of investments in research and development, sales and marketing, and general and administrative expenses.
Credit Facility
As of June 30, 2023, we had $43.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our former headquarters at One World Trade Center. As of June 30, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$9,266	$(870)
Net cash used in investing activities	$(17,958)	$(132,930)
Net cash (used in) provided by financing activities	$(23,362)	$6,025
Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities was $9.3 million, primarily due to net loss of $30.8 million adjusted for non-cash charges of $34.3 million and a net increase attributable to our operating assets and liabilities of $5.8 million. The non-cash adjustments primarily relate to stock-based compensation charges of $28.8 million and depreciation and amortization expense of $4.5 million. The net increase attributable to our operating assets and liabilities was primarily driven by an increase in accrued expenses and other current liabilities of $12.1 million related primarily to higher fees owed to delivery service providers and vendors, additional accrued compensation in connection with the Restructuring

Plan, and professional and consulting fees, as well as an increase in accounts payable of $5.5 million. These increases were partially offset by an increase in accounts receivable of $9.1 million and an increase in deferred contract costs of $2.0 million primarily due to growth of our revenue.
For the six months ended June 30, 2022, net cash used in operating activities was $0.9 million, primarily due to a net loss of $23.2 million adjusted for non-cash charges of $26.1 million and a net decrease attributable our operating assets and liabilities of $3.8 million. The non-cash adjustments primarily related to stock-based compensation charges of $23.2 million and depreciation and amortization expense of $2.6 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in prepaid expenses of $2.0 million, primarily attributable to increased prepayments for software licensing fees, and a decrease in operating lease liabilities of $1.2 million due to payments on our leases.
Investing Activities
Cash used in investing activities was $18.0 million during the six months ended June 30, 2023, primarily due to $10.7 million of net purchases of investments and $7.3 million for the development of capitalized internal-use software to support further product development.
Cash used in investing activities was $132.9 million during the six months ended June 30, 2022, primarily due to $78.1 million of net cash paid for investments, $49.3 million to acquire Omnivore and $5.5 million for the development of capitalized internal-use software and purchases of computer and office equipment to support further product development.
Financing Activities
Cash used by financing activities was $23.4 million during the six months ended June 30, 2023, primarily driven by $30.1 million of stock repurchases under the Stock Buyback Program, partially offset by $6.8 million of net proceeds from the exercise of stock options.
Cash provided by financing activities was $6.0 million during the six months ended June 30, 2022, primarily driven by net proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
Material Cash Requirements
There were no material changes in our material cash requirements during the six months ended June 30, 2023 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for additional information regarding our material cash requirements.
Certain Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States, or GAAP. To supplement our financial statements, we provide investors with non-GAAP operating income and free cash flow, each of which is a non-GAAP financial measure, and certain key performance indicators, including GMV, GPV, net revenue retention, average revenue per unit, and active locations.
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

We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses (which consist of legal and other professional fees associated with litigation-related matters which are not indicative of Olo’s core operations and are not part of our normal course of business), loss on disposal of assets, non-cash capitalized internal-use software impairment, capitalized internal-use software and intangible amortization (non-cash expense), restructuring charges, certain severance costs, and transaction costs (typically incurred within one year of the related acquisition). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment and capitalization of internal-use software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. Free cash flow excludes items that we do not consider to be indicative of our liquidity and facilitates comparisons of our liquidity on a period-to-period basis. Management believes providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(21,171)	$(11,932)	$(38,244)	$(24,834)
Plus: Stock-based compensation expense and related payroll tax expense	13,495	11,640	27,992	23,718
Plus: Certain litigation-related expenses	2,975	—	3,859	—
Plus: Loss on disposal of assets	—	—	38	—
Plus: Non-cash capitalized internal-use software impairment	—	—	—	475
Plus: Capitalized internal-use software and intangible amortization	2,207	1,365	4,239	2,325
Plus: Restructuring charges	6,682	—	6,682	—
Plus: Certain severance costs	—	555	830	555
Plus: Transaction costs	322	351	358	1,486
Operating income, non-GAAP	$4,510	$1,979	$5,754	$3,725
Percentage of revenue:
Operating margin, GAAP	(38)%	(26)%	(36)%	(28)%
Operating margin, non-GAAP	8%	4%	5%	4%

Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided (Used) by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$2,019	$19	$9,266	$(870)
Purchase of property and equipment	—	(333)	—	(409)
Capitalized internal-use software	(3,897)	(2,663)	(7,279)	(5,125)
Non-GAAP free cash flow	$(1,878)	$(2,977)	$1,987	$(6,404)
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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.
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

As of June 30, 2023, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of September 30, 2022, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of June 30, 2023, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of June 30, 2023, we had cash and cash equivalents of $318.0 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of June 30, 2023, we invested $181.1 million in money market funds and $113.2 million in other securities, of which $83.7 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”
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

The following description includes risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023 under the heading “Risk Factors” and new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023 under the heading “Risk Factors”.

Commercial Risks

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle continues to lengthen, we invest substantial resources pursuing unsuccessful sales opportunities, or our customers do not timely onboard and deploy our modules, our operating results and growth would be harmed.

We have historically incurred significant costs and experienced long sales cycles when selling to customers. In the restaurant market segment, the decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, before committing to deploy our modules at scale, restaurant customers often require extensive education about our modules and significant support time with our employees or pilot programs, engage in protracted pricing negotiations, and seek to secure development resources.

Additionally, sales cycles for restaurant customers in general, and larger restaurant in particular, are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Our standard contracts state that we will be the exclusive provider of digital ordering services to the restaurant brand, and the restaurant brand must use best efforts to ensure their operators also use Olo exclusively. We strive for exclusivity across all locations, but because operators are not required to use Olo, we have in the past had and may in the future have some locations of a restaurant brand choose not to use our platform. Further, even after our restaurant brands contract to use our platform, individual locations may require extensive integration or deployment resources from us before they become active locations, which have at times extended to multiple quarterly periods following the execution of an agreement with us.

Because we generally only generate transaction revenue after our platform is deployed, if we are unable to deploy our platform with our customers in a timely manner, our results of operations and financial condition may be harmed. For example, our sales cycle extended in 2022 and 2023 to be longer than we had experienced historically, and may continue to be extended, due to our restaurant customers’ budgetary constraints and shifting priorities in response to labor and staffing challenges at both the operator and brand level. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays in the deployment of our platform to customers or incur greater than anticipated costs, our business, financial condition, and results of operations have in the past and may in the future be adversely affected.

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

We face competition in various aspects of our business and we expect such competition to intensify in the future, as existing and new competitors, including some of our current ecosystem partners, introduce new solutions or enhance existing solutions that are directly competitive with our modules. Our platform combines functionality from numerous product categories, and we may compete against providers in each of these categories including white-label digital ordering solution providers, restaurant-focused POS platforms, aggregators that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements. Some ordering aggregators sell solutions that are competitive with our core platform and they may become more aggressive in their sales tactics, including by bundling competitive solutions with their delivery or aggregator products. If competitors, many of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed. In addition, as we expand into new markets, such as the emerging enterprise segment, we will continue to encounter varying competitive dynamics in such markets.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB, Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations, which led to market instability. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses, and other organizations in response to these events could adversely impact our and our customers’ business, financial condition, and results of operations.

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

We began commercially offering Olo Pay in the first quarter of 2022 and card-present transactions in the third quarter of 2023. In connection with this offering, the payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them, including in ways that may limit our ability to offer Olo Pay card-present payment services. Through our offering of Olo Pay, we are also required to comply with payment card network operating rules and, in certain instances, we have agreed to reimburse our payment processor partners for fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider or prohibit us from processing payment cards on their networks, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.

If we fail to comply with the rules and regulations adopted by the payment card networks, we could also be in breach of our contractual obligations to our payment processors, financial institutions, customers, or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees, and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.

We currently substantially rely on a limited number of third-party payment processors to facilitate payments made by guests and payments made to customers through the Olo Pay module. While we are seeking to develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. In the event that any of our third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.

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

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We have in the past and may in the future incorporate machine learning and artificial intelligence, or AI, solutions into our platform, offerings, services and features, and these applications have become and may continue to become increasingly important in our operations over time. For example, OrderReady AI is our machine-learning-based solution that is built to enable brands to provide more accurate quote times. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, has in the past and will in the future require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
April 1 - 30, 2023	306,060	$7.81	306,060	$57,611
May 1 - 31, 2023	550,167	6.91	550,167	53,809
June 1 - 30, 2023	553,193	6.92	553,193	49,982
Total	1,409,420	7.11	1,409,420	49,982

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $50.0 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of June 30, 2023. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1+	Employment Agreement, by and between Registrant and Robert Morvillo, dated April 3, 2023.	Filed herewith

10.2#	First Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Pacific Western Bank, dated April 18, 2023.	Filed herewith

10.3+	Employment Agreement, by and between Registrant and Joanna Lambert, dated May 23, 2023.	Filed herewith

10.4+	Employment Agreement, by and between Registrant and Sherri Manning, dated June 20, 2023.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

August 1, 2023	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

August 1, 2023	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)