Form 10-Q
period 2023-09-30
Olo Inc.
filed 2023-11-06
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2023, 109,286,996 shares of the registrant’s Class A common stock and 54,891,834 shares of registrant’s Class B common stock were outstanding.

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
•the durability of the growth we experienced in the past, including due to the COVID-19 pandemic, and guest preferences for digital ordering and customer adoption of multi-modules;
•the effects of any public health crises, global conflicts, potential government shutdowns, macroeconomic conditions such as inflation and fluctuating interest rates, changes in discretionary spending, and overall market uncertainty;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that our information provides a reasonable basis for these statements, our information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent Quarterly Reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$286,401	$350,073
Short-term investments	90,382	98,699
Accounts receivable, net of expected credit losses of $1,589 and $612, respectively	70,213	48,128
Contract assets	395	336
Deferred contract costs	4,088	2,851
Prepaid expenses and other current assets	8,954	11,687
Total current assets	460,433	511,774
Property and equipment, net of accumulated depreciation and amortization of $8,479 and $4,328, respectively	20,201	11,700
Intangible assets, net of accumulated amortization of $7,274 and $4,304, respectively	18,728	21,698
Goodwill	207,781	207,781
Contract assets, noncurrent	339	241
Deferred contract costs, noncurrent	5,522	4,171
Operating lease right-of-use assets	13,176	15,581
Long-term investments	20,824	2,430
Other assets, noncurrent	83	186
Total assets	$747,087	$775,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189	$2,259
Accrued expenses and other current liabilities	59,534	52,411
Unearned revenue	2,215	2,527
Operating lease liabilities, current	2,796	3,220
Total current liabilities	64,734	60,417
Unearned revenue, noncurrent	160	661
Operating lease liabilities, noncurrent	14,711	16,827
Other liabilities, noncurrent	83	41
Total liabilities	79,688	77,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at September 30, 2023 and December 31, 2022; 109,857,980 and 105,053,030 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at September 30, 2023 and December 31, 2022; 54,891,834 and 57,391,687 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	165	162
Preferred stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	867,721	855,249
Accumulated deficit	(200,083)	(157,542)
Accumulated other comprehensive loss	(404)	(253)
Total stockholders’ equity	667,399	697,616
Total liabilities and stockholders’ equity	$747,087	$775,562
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Platform	$57,261	$46,357	$163,235	$132,361
Professional services and other	533	909	2,050	3,262
Total revenue	57,794	47,266	165,285	135,623
Cost of revenue:
Platform (1)	22,203	14,114	59,537	38,341
Professional services and other (1)	1,026	1,368	3,220	4,640
Total cost of revenue	23,229	15,482	62,757	42,981
Gross Profit	34,565	31,784	102,528	92,642
Operating expenses:
Research and development (1)	18,035	19,391	56,806	54,123
General and administrative (1)	21,307	20,295	56,986	54,047
Sales and marketing (1)	11,363	8,016	36,438	25,224
Restructuring charges (Note 12)	166	—	6,848	—
Total operating expenses	50,871	47,702	157,078	133,394
Loss from operations	(16,306)	(15,918)	(54,550)	(40,752)
Other income, net:
Interest income	4,598	1,525	12,207	2,110
Interest expense	(43)	(70)	(165)	(116)
Other (expense) income	(1)	(7)	(1)	6
Total other income, net	4,554	1,448	12,041	2,000
Loss before income taxes	(11,752)	(14,470)	(42,509)	(38,752)
Provision (benefit) for income taxes	7	90	32	(1,010)
Net loss	$(11,759)	$(14,560)	$(42,541)	$(37,742)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.07)	$(0.09)	$(0.26)	$(0.23)
Diluted	$(0.07)	$(0.09)	$(0.26)	$(0.23)
Weighted-average Class A and Class B common shares outstanding:
Basic	163,991,486	162,364,654	162,674,062	160,667,412
Diluted	163,991,486	162,364,654	162,674,062	160,667,412

(1) The following reclassifications were made to conform the prior year periods presented to the current year presentation:
•For the three months ended September 30, 2022, $0.6 million was reclassified from general and administrative expense as follows: $0.2 million into platform cost of revenue, $0.1 million into sales and marketing expenses, and $0.3 million into research and development expenses.
•For the nine months ended September 30, 2022, $2.0 million was reclassified from general and administrative expense as follows: $0.6 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.3 million into sales and marketing expenses, and $1.0 million into research and development expenses.
Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” for additional information on the reclassifications.
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,759)	$(14,560)	$(42,541)	$(37,742)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	57	(169)	(151)	(420)
Total other comprehensive income (loss)	57	(169)	(151)	(420)
Comprehensive loss	$(11,702)	$(14,729)	$(42,692)	$(38,162)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive income	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547
Issuance of common stock under the Employee Stock Purchase Plan	253,973	—	1,463	—	—	1,463
Issuance of common stock on exercise of stock options	1,528,955	1	3,097	—	—	3,098
Vesting of restricted stock units	1,006,863	1	(1)	—	—	—
Repurchase of common stock	(1,409,420)	(1)	(10,046)	—	—	(10,047)
Stock-based compensation	—	—	15,278	—	—	15,278
Other comprehensive loss	—	—	—	—	(405)	(405)
Net loss	—	—	—	(17,076)	—	(17,076)
Balance as of June 30, 2023	163,030,400	$163	$862,480	$(188,324)	$(461)	$673,858
Issuance of common stock in connection with charitable donation	172,918	—	1,136	—	—	1,136
Issuance of common stock on exercise of stock options	2,621,027	3	3,376	—	—	3,379
Vesting of restricted stock units	939,671	1	(1)	—	—	—
Repurchase of common stock	(2,014,202)	(2)	(13,033)	—	—	(13,035)
Stock-based compensation	—	—	13,763	—	—	13,763
Other comprehensive income	—	—	—	—	57	57
Net loss	—	—	—	(11,759)	—	(11,759)
Balance as of September 30, 2023	164,749,814	$165	$867,721	$(200,083)	$(404)	$667,399

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock on exercise of stock options	1,851,334	2	2,305	—	—	2,307
Vesting of restricted stock units	136,662	—	—	—	—	—
Stock-based compensation	—	—	12,457	—	—	12,457
Net loss	—	—	—	(11,509)	—	(11,509)
Balance as of March 31, 2022	159,688,185	$160	$827,928	$(123,083)	$—	$705,005
Issuance of common stock under the Employee Stock Purchase Plan	193,267	—	1,764	—	—	1,764
Issuance of common stock on exercise of stock options	1,118,331	1	2,322	—	—	2,323
Vesting of restricted stock units	199,738	—	—	—	—	—
Stock-based compensation	—	—	11,750	—	—	11,750
Other comprehensive loss	—	—	—	—	(251)	(251)
Net loss	—	—	—	(11,673)	—	(11,673)
Balance as of June 30, 2022	161,199,521	$161	$843,764	$(134,756)	$(251)	$708,918
Issuance of common stock in connection with charitable donation	172,918	—	1,406	—	—	1,406
Issuance of common stock on exercise of stock options	1,945,436	2	3,028	—	—	3,030
Vesting of restricted stock units	166,971	—	—	—	—	—
Stock-based compensation	—	—	12,376	—	—	12,376
Other comprehensive loss	—	—	—	—	(169)	(169)
Net loss	—	—	—	(14,560)	—	(14,560)
Balance as of September 30, 2022	163,484,846	$163	$860,574	$(149,316)	$(420)	$711,001
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(42,541)	$(37,742)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,283	4,285
Stock-based compensation	41,341	35,104
Charitable donation of Class A common stock	1,136	1,406
Provision for expected credit losses	1,495	263
Non-cash lease expense	2,079	1,706
Deferred income tax benefit	—	(1,421)
Loss on disposal of assets	38	—
Non-cash impairment charges	—	2,806
Other non-cash operating activities, net	(1,883)	(560)
Changes in operating assets and liabilities:
Accounts receivable	(23,580)	(602)
Contract assets	(156)	(66)
Prepaid expenses and other current assets	2,835	(404)
Deferred contract costs	(2,588)	(537)
Accounts payable	(2,069)	(452)
Accrued expenses and other current liabilities	7,189	927
Operating lease liabilities	(2,226)	(1,893)
Unearned revenue	(812)	(558)
Other liabilities, noncurrent	76	136
Net cash (used in) provided by operating activities	(12,383)	2,398
Investing activities
Purchases of property and equipment	—	(454)
Capitalized internal-use software	(10,023)	(6,997)
Acquisitions, net of cash acquired	—	(49,241)
Purchases of investments	(96,501)	(114,006)
Sales and maturities of investments	88,155	11,388
Net cash used in investing activities	(18,369)	(159,310)
Financing activities
Cash received for employee payroll tax withholdings	13,902	7,083
Cash paid for employee payroll tax withholdings	(13,896)	(7,012)
Payment of deferred offering costs	—	(423)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	10,208	9,218
Repurchase of common stock	(43,134)	—
Net cash (used in) provided by financing activities	(32,920)	8,866
Net decrease in cash and cash equivalents	(63,672)	(148,046)
Cash and cash equivalents, beginning of period	350,073	514,445
Cash and cash equivalents, end of period	$286,401	$366,399

Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$97	$174
Capitalization of stock-based compensation for internal-use software	$2,827	$1,856
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of September 30, 2023, our results of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 and our cash flows for the nine months ended September 30, 2023 and 2022, respectively. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. All intercompany balances and transactions have been eliminated in consolidation.
Effective January 1, 2023, we began allocating certain employee-related costs to platform cost of revenues, professional services and other cost of revenues, sales and marketing, and research and development expenses. Previously, such costs had been presented within general and administrative expenses on our condensed consolidated statement of operations. These costs are allocated based on each department’s proportionate share of total employee headcount. We determined that these changes would better reflect industry practice and provide more meaningful information as well as increased transparency of our operations.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. We consider all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. The balance we received on behalf of the subtenant of $2.7 million is included in cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2023. See “Note 10—Commitments and Contingencies” for more details.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three months ended September 30, 2023 and 2022, one customer accounted for 12% of our revenue. For the nine months ended September 30, 2023 and 2022, one customer accounted for 12% of our revenue.
Credit Facility
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of September 30, 2023.
As of September 30, 2023, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our former corporate headquarters at One World Trade Center. As of September 30, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2023 that are of significance or potential significance to us.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$25,158	$533	$25,691
Transferred at a point in time	32,103	—	32,103
Total revenue	$57,261	$533	$57,794

	Three Months Ended September 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$23,919	$909	$24,828
Transferred at a point in time	22,438	—	22,438
Total revenue	$46,357	$909	$47,266

	Nine Months Ended September 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$74,518	$2,050	$76,568
Transferred at a point in time	88,717	—	88,717
Total revenue	$163,235	$2,050	$165,285

	Nine Months Ended September 30, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$67,710	$3,262	$70,972
Transferred at a point in time	64,651	—	64,651
Total revenue	$132,361	$3,262	$135,623
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.7 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the nine months ended September 30, 2023, we recognized $1.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2022.
As of September 30, 2023, our remaining performance obligations were approximately $29.4 million, approximately 53% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenues under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; and (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2022	$7,022
Capitalization of deferred contract costs	5,975
Amortization of deferred contract costs	(3,387)
Balance at September 30, 2023	$9,610
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash (1)	$112,924	$—	$112,924	$112,924	$—	$—
Level 1:
Money market funds	173,477	—	173,477	173,477	—	—
Commercial paper	19,177	(9)	19,168	—	19,168	—
Subtotal	192,654	(9)	192,645	173,477	19,168	—
Level 2:
Certificates of deposit	22,790	—	22,790	—	22,790	—
U.S. Government and agency securities	45,682	(308)	45,374	—	31,376	13,998
Corporate bonds	23,961	(87)	23,874	—	17,048	6,826
Subtotal	92,433	(395)	92,038	—	71,214	20,824
Level 3:	—	—	—	—	—	—
Total	$398,011	$(404)	$397,607	$286,401	$90,382	$20,824

(1) We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant and have included this in cash and cash equivalents in the condensed consolidated balance sheets. See “Note 10—Commitments and Contingencies” for more details.

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
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the nine months ended September 30, 2023. For the nine months ended September 30, 2022 we recorded a non-cash impairment charge of $0.5 million related to the estimated fair value of a portion of our capitalized internal-use software that was non-recoverable and a non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures in connection with the sublease of our former corporate headquarters at One World Trade Center.
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
The operating results of Omnivore have been included in our condensed consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through September 30, 2023 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the condensed consolidated financial statements.
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
We recorded $0.4 million in transaction-related expenses for the nine months ended September 30, 2023 primarily related to professional fees and sales taxes associated with the acquisition of Omnivore and the acquisition of Wisely, Inc in November 2021. We recorded $1.5 million in transaction-related expenses, primarily related to transaction-related compensation, advisory, legal, valuation, and other professional fees, for the nine months ended September 30, 2022.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
6.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued delivery service partner fees	$43,917	$40,846
Accrued compensation and benefits	7,784	6,986
Sublease liability (1)	2,677	—
Professional and consulting fees	1,190	1,262
Accrued taxes	927	674
Other	3,039	2,643
Total accrued expenses and other current liabilities	$59,534	$52,411

(1) We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. See “Note 10—Commitments and Contingencies” for more details.
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
In addition, open market repurchases of common stock could be made pursuant to our trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would permit us to repurchase common stock at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The timing and actual number of shares repurchased is determined by a committee established by the Board of Directors and depends on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. Repurchases under the Stock Buyback Program have to date been, and are expected in the future to be, funded with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by the Board of Directors at its discretion.
The following table summarizes the share repurchase activity of our Class A common stock under the Stock Buyback Program for the periods presented (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2023				$80,000
Repurchases of common stock for the three months ended:
March 31, 2023	2,652,372	$7.54	$20,000	(20,000)
June 30, 2023	1,409,420	$7.11	$10,018	(10,018)
September 30, 2023	2,014,202	$6.45	$12,995	(12,995)
Total	6,075,994	$7.08	$43,013	$36,987

(1) Average price paid per share and value of shares excludes broker commission fees.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Charitable Contributions
In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative.
We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.1 million as a non-cash general and administrative expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2023. We donated 172,918 shares of our Class A common stock and recognized $1.4 million as a non-cash general and administrative expense for the three and nine months ended September 30, 2022.
Through September 30, 2023, we have donated a total of 691,672 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
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
As of September 30, 2023 and December 31, 2022 the maximum number of shares authorized for issuance to participants under the Plans was 40,185,923 and 30,263,529, respectively. As of September 30, 2023 and December 31, 2022, the number of shares available for issuance to participants under the Plans was 24,812,139 and 23,358,039, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
Starting in 2023, we began awarding PSUs in addition to the RSUs at fixed dollar amounts. The target number of shares underlying the RSU and PSU awards was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year.
The amount of PSUs issued will depend on the achievement of financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PSUs issued could range from 0% to 120% of the target amount.
The following table summarizes the activity for the unvested RSUs and PSUs during the nine months ended September 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,559,917	$15.57
Granted	10,920,422	7.04
Vested	(2,749,110)	10.55
Forfeited and canceled	(2,326,701)	11.22
Unvested at September 30, 2023	10,404,528	$8.92
The total fair value of RSUs vested during the nine months ended September 30, 2023 was $19.8 million. Future stock-based compensation for unvested RSUs and PSUs awarded as of September 30, 2023 was approximately $87.3 million and is expected to be recognized over a weighted-average period of 3.14 years.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
2021 Employee Stock Purchase Plan
The employee stock purchase plan (“2021 ESPP”) current offering period began in June 2023 and ends in December 2023. Pursuant to the evergreen provisions of the 2021 ESPP, the Board of Directors approved an automatic increase of 1,050,883 additional shares of Class A common stock reserved and available for issuance under the 2021 ESPP effective as of January 1, 2023. As of September 30, 2023, a total of 5,785,854 shares are available for issuance to employees under the 2021 ESPP. For the nine months ended September 30, 2023 and 2022, we recorded approximately $0.9 million and $1.2 million of compensation expense associated with our 2021 ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue - platform	$1,661	$1,367	$5,159	$4,269
Cost of revenue - professional services and other	165	167	528	565
Research and development	3,628	3,571	11,730	10,382
General and administrative	5,506	5,442	16,093	15,567
Sales and marketing	1,553	1,372	6,103	4,321
Restructuring charges	—	—	1,728	—
Total stock-based compensation expense	$12,513	$11,919	$41,341	$35,104
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of (0.08)% for the nine months ended September 30, 2023. We recorded a benefit for income taxes resulting in an effective tax rate of 2.61% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2023 and 2022. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
On September 26, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a putative class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market segment, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the putative class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims to proceed. Under the current schedule, a final pre-trial conference is set for January 25, 2024. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York against certain of our directors and officers (the “Derivative Defendants”), captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770). On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560) (the “Floyd Derivative Complaint”). The Floyd Derivative Complaint alleges that, between at least August 10, 2021 and August 11, 2022, the Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Floyd Derivative Complaint asserts claims for breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets. The Floyd Derivative Complaint seeks a judgment declaring that the plaintiff may bring the action on behalf of us in a derivative capacity; awarding us damages for the Derivative Defendants’ alleged breaches of fiduciary duty, and waste of corporate assets; requiring us to reform and improve our corporate governance and internal procedures; ordering the Derivative Defendants to pay restitution to us; awarding the plaintiff her costs, fees, and expenses, including attorney’s fees; and granting such other relief that the Court determines to be appropriate. On June 1, 2023, the Court granted the parties’ stipulation to stay the Floyd Derivative Complaint. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
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
Leases
During March 2023, we abandoned our office lease located at 26 Broadway, New York, New York, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.
We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. The balance we received on behalf of

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
the subtenant of $2.7 million is included in cash and cash equivalents, with an equal and offsetting liability in accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2023.
Sublease income was $0.6 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Sublease income was $1.9 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.
11.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(11,759)	$(14,560)	$(42,541)	$(37,742)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	163,991,486	162,364,654	162,674,062	160,667,412
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.07)	$(0.09)	$(0.26)	$(0.23)
The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	22,730,187	31,960,236	22,730,187	31,960,236
Outstanding restricted and performance-based stock units	10,404,528	4,710,098	10,404,528	4,710,098
Outstanding shares estimated to be purchased under ESPP	192,422	125,128	192,422	125,128
Total	33,327,137	36,795,462	33,327,137	36,795,462

12.Restructuring Charges
On June 14, 2023, we completed the Restructuring Plan and had a reduction of our workforce by approximately 11% to reorganize our business to better focus our investments on customer needs and to support long-term growth objectives.
We incurred charges of $6.8 million in connection with the Restructuring Plan for the nine months ended September 30, 2023, consisting of the following: $4.5 million related to severance expense and payroll taxes, $1.7 million related to stock-based compensation expense due to the acceleration of equity awards, and $0.6 million related to other employee benefits. These expenses are recorded within the restructuring charges line item in the condensed consolidated statement of operations.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the restructuring liabilities, which are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of September 30, 2023 (in thousands):

Balance at January 1, 2023	$—
Charges	6,682
Payments	(2,726)
Balance at June 30, 2023	3,956
Charges	166
Payments	(4,004)
Balance at September 30, 2023	$118
The actions associated with the Restructuring Plan were fully completed during the nine months ended September 30, 2023 and we do not expect to incur any material additional charges under this plan.

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
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $23 billion in GMV during the year ended December 31, 2022, and gross payment volume, or GPV, which we define as the gross volume of payments processed through our Olo Pay module, has reached $250 million during the year ended December 31, 2022. Management uses GMV and GPV to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable the comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business. Our well-established platform has led many of the major publicly traded and top 50 fastest growing private restaurant brands, measured by overall sales, in the United States to work with us and has been a factor in our dollar-based net revenue retention, which approximated 119% for the three months ended September 30, 2023. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention. Further, industry-recognized outlets, including Restaurant Business Online, QSR Magazine, and Nation’s Restaurant News, have also deemed Olo a leading food ordering platform for the restaurant industry.
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
Leading restaurant brands trust Olo’s enterprise-grade platform for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2 million orders per day, and more than 85 million guests have transacted on our platform over the last year. We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. To our knowledge, to date, we have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 300 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, ordering service providers, or OSPs, payment processors, user experience and user interface providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
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
We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to sell to a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. We consider each specific restaurant brand to be a customer, even if owned by a parent organization that owns multiple restaurant brands. In addition, each restaurant brand may have hundreds or even thousands of individual operators (sometimes referred to as “franchisees”) who own and operate a specific location or locations. It may take time to get all locations deployed, or we may not ultimately deploy all locations due to varying factors. For example, operator locations generally have more latitude in terms of their use of brand-endorsed solutions. Our relationship at the brand’s corporate level, however, enables us to market our modules across new and existing locations without any additional sales and marketing costs, and upsell new offerings to the brand itself, rather than each individual location.
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
Key Factors Affecting Our Performance
Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our long-term, direct digital ordering contracts with our customers provide us the opportunity to form trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance.
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own solutions to replace our products. We have experienced, and will continue to experience, certain of our customers or locations reducing or terminating their usage of our platform including as a result of developing their own solutions that do not utilize any or all of our modules or moving to a competitor. In addition, Wingstop Inc. recently announced an initiative to develop their own technology solution, which they expect to roll out beginning in the second quarter of 2024. Our current contract with Wingstop Inc. runs through March 2024, and it is unclear when and to what extent Wingstop Inc. will transition from our platform. Management does not believe that any change to the Wingstop Inc. relationship will be material to our business, results of operations, or financial condition.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended September 30,
	2023	2022
Average Revenue Per Unit	$742	$558
Ending Active Locations	78,000	84,000
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
For the quarter ended September 30, 2023, net revenue retention was approximately 119%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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
Enable Higher Transaction Volume
Transaction revenue will continue to be an important source of our growth. We intend to continue to work with our existing restaurant customers to enable higher transaction volume at their locations that utilize our products. Higher transaction volumes may enable us to gene5rate additional subscription and transaction revenue. As on-demand digital commerce grows to represent a larger share of total food consumption, we expect to significantly benefit from this secular trend as we capture a portion of this increased on-demand digital commerce order volume. Not only does our software create the opportunity to drive more orders for our customers, but we also expect the industry’s secular tailwinds to help increase transaction order volume as more guests order food through digital means, including on- and off-premise. As transaction volume increases, the subscription revenue we receive from certain subscription-based modules may also increase as customers subscribe for higher tier ordering packages to enable more transactions. Additionally, as we continue to expand our product offerings and improve our current software, we also believe that we may be able to increase our share of the transaction revenue that flows through our platform. Specifically, in February 2022, we announced the general availability of our payment solution, Olo Pay, which we believe can continue to increase our ability to generate transactional revenue. Our ability to increase transaction volume is dependent on, among other factors, macroeconomic conditions, as well as the continued shift to digital ordering for food consumption and our ability to capture a meaningful portion of that shift.
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to grow our customer base across the U.S. restaurant industry, adding to our over 600 existing brands across approximately 78,000 active locations as of September 30, 2023. We define an “active location” as a unique restaurant location that is utilizing one or more modules in a given quarterly period. Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of customer locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing, amortization of customer relationships, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, hiring additional sales representatives, and sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis, but decline as a percentage of revenue, over time.
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Other Income, Net
Other income, net consists primarily of income earned on our investments and money-market funds, partially offset by interest expense related to our credit facility.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Platform	$57,261	$46,357	$163,235	$132,361
Professional services and other	533	909	2,050	3,262
Total revenue	57,794	47,266	165,285	135,623
Cost of revenue:
Platform (1) (2)	22,203	14,114	59,537	38,341
Professional services and other (1) (2)	1,026	1,368	3,220	4,640
Total cost of revenue	23,229	15,482	62,757	42,981
Gross Profit	34,565	31,784	102,528	92,642
Operating expenses:
Research and development (1) (2)	18,035	19,391	56,806	54,123
General and administrative (1) (2) (3)	21,307	20,295	56,986	54,047
Sales and marketing (1) (2)	11,363	8,016	36,438	25,224
Restructuring charges (2)	166	—	6,848	—
Total operating expenses	50,871	47,702	157,078	133,394
Loss from operations	(16,306)	(15,918)	(54,550)	(40,752)
Other income, net:
Interest income	4,598	1,525	12,207	2,110
Interest expense	(43)	(70)	(165)	(116)
Other (expense) income	(1)	(7)	(1)	6
Total other income, net	4,554	1,448	12,041	2,000
Loss before income taxes	(11,752)	(14,470)	(42,509)	(38,752)
Provision (benefit) for income taxes	7	90	32	(1,010)
Net loss	$(11,759)	$(14,560)	$(42,541)	$(37,742)

(1) The following reclassifications were made to conform the prior year periods presented to the current year presentation:
•For the three months ended September 30, 2022, $0.6 million was reclassified from general and administrative expense as follows: $0.2 million into platform cost of revenue, $0.1 million into sales and marketing expenses, and $0.3 million into research and development expenses.
•For the nine months ended September 30, 2022, $2.0 million was reclassified from general and administrative expense as follows: $0.6 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.3 million into sales and marketing expenses, and $1.0 million into research and development expenses.
Such reclassifications had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the reclassifications.
(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue - platform	$1,661	$1,367	$5,159	$4,269
Cost of revenue - professional services and other	165	167	528	565
Research and development	3,628	3,571	11,730	10,382
General and administrative	5,506	5,442	16,093	15,567
Sales and marketing	1,553	1,372	6,103	4,321
Restructuring charges	—	—	1,728	—
Total stock-based compensation expense	$12,513	$11,919	$41,341	$35,104
(3) Includes charitable donation expense of $1.1 million for both the three and nine months ended September 30, 2023. Also includes $1.4 million of charitable donation expense for both the three and nine months ended September 30, 2022.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Platform	99.1%	98.1%	98.8%	97.6%
Professional services and other	0.9	1.9	1.2	2.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	38.4	29.9	36.0	28.3
Professional services and other	1.8	2.9	1.9	3.4
Total cost of revenue	40.2	32.8	38.0	31.7
Gross Profit	59.8	67.2	62.0	68.3
Operating expenses:
Research and development	31.2	41.0	34.4	39.9
General and administrative	36.9	42.9	34.5	39.9
Sales and marketing	19.7	17.0	22.0	18.6
Restructuring charges	0.3	0.0	4.1	0.0
Total operating expenses	88.0	100.9	95.0	98.4
Loss from operations	(28.2)	(33.7)	(33.0)	(30.0)
Other income, net:
Interest income	8.0	3.2	7.4	1.6
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other expense (income)	0.0	0.0	0.0	0.0
Total other income, net	7.9	3.1	7.3	1.5
Loss before income taxes	(20.3)	(30.6)	(25.7)	(28.6)
Provision (benefit) for income taxes	0.0	0.2	0.0	(0.7)
Net loss	(20.3)%	(30.8)%	(25.7)%	(27.8)%

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$57,261	$46,357	$10,904	23.5%
Professional services and other	533	909	(376)	(41.4)
Total Revenue	$57,794	$47,266	$10,528	22.3%
Platform

Total platform revenue increased $10.9 million, or 23.5%, to $57.3 million for the three months ended September 30, 2023 from $46.4 million for the three months ended September 30, 2022. This increase was primarily the result of increases in Olo Pay adoption, higher Order revenue from new customers, and increases in Engage utilization among our existing customer base. Average revenue per unit increased to approximately $742 for the three months ended September 30, 2023 from approximately $558 for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, 43.9% and 51.6% of our platform revenue was subscription revenue, respectively, and 56.1% and 48.4% was transaction revenue, respectively. Active locations decreased to approximately 78,000 as of September 30, 2023 from approximately 84,000 as of September 30, 2022 as a result of the previously announced transition of Subway off of the platform.
Professional Services and Other
Total professional services and other revenue decreased $0.4 million, or 41.4%, to $0.5 million for the three months ended September 30, 2023 from $0.9 million for the three months ended September 30, 2022. This decrease was driven by: (i) a decrease in affiliate revenue due to the expiration of a certain referral agreement contract and (ii) a combination of macroeconomic factors such as labor shortages, which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform drive platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$22,203	$14,114	$8,089	57.3%
Professional services and other	1,026	1,368	(342)	(25.0)
Total cost of revenue	$23,229	$15,482	$7,747	50.0%
Percentage of revenue:
Platform	38.4%	29.9%
Professional services and other	1.8	2.9
Total cost of revenue	40.2%	32.8%
Gross Profit	$34,565	$31,784	$2,781	8.7%
Gross Margin	59.8%	67.2%
Platform
Total platform cost of revenue increased $8.1 million, or 57.3%, to $22.2 million for the three months ended September 30, 2023 from $14.1 million for the three months ended September 30, 2022. This increase was primarily the result of higher processing costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of capitalized internal-use software and compensation costs.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.3 million, or 25.0%, to $1.0 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. This decrease was primarily the result of reduced compensation costs due to decreased headcount, combined with a reduction in third party consulting costs.
Gross Profit
Gross profit increased $2.8 million to $34.6 million for the three months ended September 30, 2023, from $31.8 million for the three months ended September 30, 2022. Gross margin decreased to 59.8% for the three months ended September 30, 2023 from 67.2% for the three months ended September 30, 2022. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin as a percentage of revenue was driven by higher processing and compensation costs associated with the increased adoption of Olo Pay, higher platform and other compensation costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$18,035	$19,391	$(1,356)	(7.0)%
Percentage of total revenue	31.2%	41.0%
Research and development expense decreased $1.4 million, or 7.0%, to $18.0 million for the three months ended September 30, 2023 from $19.4 million for the three months ended September 30, 2022. This decrease was primarily the result of lower compensation costs subsequent to our corporate reorganization and reduction in workforce, combined with an increase in capitalized internal-use software costs as we make further investments in our platform development and continued product innovation. Partially offsetting these decreases were increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 31.2% for the three months ended September 30, 2023 from 41.0% for the three months ended September 30, 2022.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$21,307	$20,295	$1,012	5.0%
Percentage of total revenue	36.9%	42.9%
General and administrative expense increased $1.0 million, or 5.0%, to $21.3 million for the three months ended September 30, 2023 from $20.3 million for the three months ended September 30, 2022. This increase was primarily a result of an increase in certain litigation-related expenses. Partially offsetting this increase was the absence in 2023 of the impairment expense recognized in 2022 associated with the sublease of our former corporate headquarters and lower compensation costs subsequent to our corporate reorganization and reduction in workforce. As a percentage of total revenue, general and administrative expenses decreased to 36.9% for the three months ended September 30, 2023 from 42.9% for the three months ended September 30, 2022.

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$11,363	$8,016	$3,347	41.8%
Percentage of total revenue	19.7%	17.0%
Sales and marketing expense increased $3.3 million, or 41.8%, to $11.4 million for the three months ended September 30, 2023 from $8.0 million for the three months ended September 30, 2022. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense increased to 19.7% for the three months ended September 30, 2023 from 17.0% for the three months ended September 30, 2022.
Restructuring Charges

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring charges	$166	$—	$166	Not meaningful
Percentage of total revenue	0.3%	—%
Restructuring charges were $0.2 million for the three months ended September 30, 2023 and are comprised of severance costs. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of our workforce.
Other Income, Net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,598	$1,525	$3,073	201.5%
Percentage of total revenue	8.0%	3.2%
Interest expense	$(43)	$(70)	$27	(38.6)%
Percentage of total revenue	(0.1)%	(0.1)%
Other (expense) income	$(1)	$(7)	$6	(85.7)%
Percentage of total revenue	—%	—%
Total other income, net	$4,554	$1,448	$3,106	214.5%
Percentage of total revenue	7.9%	3.1%
Other income for the three months ended September 30, 2023 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily driven by an increase in interest rates.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$7	$90	$(83)	(92.2)%
Percentage of total revenue	—%	0.2%
Provision for income taxes for the three months ended September 30, 2023 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$163,235	$132,361	$30,874	23.3%
Professional services and other	2,050	3,262	(1,212)	(37.2)
Total Revenue	$165,285	$135,623	$29,662	21.9%
Platform
Total platform revenue increased $30.9 million, or 23.3%, to $163.2 million for the nine months ended September 30, 2023 from $132.4 million for the nine months ended September 30, 2022. This increase was primarily the result of increases in Olo Pay adoption, higher Order revenue from new customers , and increases in Engage utilization among our existing customer base. Average revenue per unit increased to approximately $2,128 for the nine months ended September 30, 2023 from approximately $1,622 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, 45.7% and 51.2% of our platform revenue was subscription revenue, respectively, and 54.3% and 48.8% was transaction revenue, respectively. Active locations decreased to approximately 78,000 as of September 30, 2023 from approximately 84,000 as of September 30, 2022 as a result of the previously announced transition of Subway off of the platform.
Professional Services and Other
Total professional services and other revenue decreased $1.2 million, or 37.2%, to $2.1 million for the nine months ended September 30, 2023 from $3.3 million for the nine months ended September 30, 2022. This increase was driven by a combination of macroeconomic factors such as labor shortages, which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform drive platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$59,537	$38,341	$21,196	55.3%
Professional services and other	3,220	4,640	(1,420)	(30.6)
Total cost of revenue	$62,757	$42,981	$19,776	46.0%
Percentage of revenue:
Platform	36.0%	28.3%
Professional services and other	1.9	3.4
Total cost of revenue	38.0%	31.7%
Gross Profit	$102,528	$92,642	$9,886	10.7%
Gross Margin	62.0%	68.3%
Platform
Total platform cost of revenue increased $21.2 million, or 55.3%, to $59.5 million for the nine months ended September 30, 2023 from $38.3 million for the nine months ended September 30, 2022. This increase was primarily the result of higher processing costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of capitalized internal-use software and compensation costs.
Professional Services and Other
Total professional services and other cost of revenue decreased $1.4 million, or 30.6%, to $3.2 million for the nine months ended September 30, 2023 from $4.6 million for the nine months ended September 30, 2022. This decrease was primarily the result of reduced compensation costs due to decreased headcount, combined with a reduction in third party consulting costs.
Gross Profit
Gross profit increased $9.9 million to $102.5 million for the nine months ended September 30, 2023, from $92.6 million for the nine months ended September 30, 2022. Gross margin decreased to 62.0% for the nine months ended September 30, 2023 from 68.3% for the nine months ended September 30, 2022. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin as a percentage of revenue was driven by higher processing and compensation costs associated with the increased adoption of Olo Pay, higher platform and other compensation costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$56,806	$54,123	$2,683	5.0%
Percentage of total revenue	34.4%	39.9%
Research and development expense increased $2.7 million, or 5.0%, to $56.8 million for the nine months ended September 30, 2023 from $54.1 million for the nine months ended September 30, 2022. This increase was primarily the result of higher compensation costs associated with additional personnel prior to our reduction in workforce and increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 34.4% for the nine months ended September 30, 2023 from 39.9% for the nine months ended September 30, 2022.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$56,986	$54,047	$2,939	5.4%
Percentage of total revenue	34.5%	39.9%
General and administrative expense increased $2.9 million, or 5.4%, to $57.0 million for the nine months ended September 30, 2023 from $54.0 million for the nine months ended September 30, 2022. This increase was primarily a result of an increase in certain litigation-related expenses. Partially offsetting this increase was the absence in 2023 of the impairment expense recognized in 2022 associated with the sublease of our former corporate headquarters and lower compensation costs subsequent to our corporate reorganization and reduction in workforce. As a percentage of total revenue, general and administrative expenses decreased to 34.5% for the nine months ended September 30, 2023 from 39.9% for the nine months ended September 30, 2022.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$36,438	$25,224	$11,214	44.5%
Percentage of total revenue	22.0%	18.6%
Sales and marketing expense increased $11.2 million, or 44.5%, to $36.4 million for the nine months ended September 30, 2023 from $25.2 million for the nine months ended September 30, 2022. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense increased to 22.0% for the nine months ended September 30, 2023 from 18.6% for the nine months ended September 30, 2022.
Restructuring Charges

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring charges	$6,848	$—	$6,848	Not meaningful
Percentage of total revenue	4.1%	—%
Restructuring charges were $6.8 million for the nine months ended September 30, 2023 and are comprised of severance costs, payroll taxes, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.

Other Income, Net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$12,207	$2,110	$10,097	478.5%
Percentage of total revenue	7.4%	3.2%
Interest expense	$(165)	$(116)	$(49)	42.2%
Percentage of total revenue	(0.1)%	(0.1)%
Other (expense) income	$(1)	$6	$(7)	(116.7)%
Percentage of total revenue	—%	—%
Total other income, net	$12,041	$2,000	$10,041	502.1%
Percentage of total revenue	7.3%	1.5%
Other income for the nine months ended September 30, 2023 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by an increase amounts invested and an increase in interest rates.

Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$32	$(1,010)	$1,042	(103.2)%
Percentage of total revenue	—%	(0.7)%
Provision for income taxes for the nine months ended September 30, 2023 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $397.6 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the nine months ended September 30, 2023, we repurchased shares of our Class A common stock for approximately $43.1 million under the Stock Buyback Program.
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
Credit Facility
As of September 30, 2023, we had $43.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our former corporate headquarters at One World Trade Center. As of September 30, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(12,383)	$2,398
Net cash used in investing activities	$(18,369)	$(159,310)
Net cash (used in) provided by financing activities	$(32,920)	$8,866
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $12.4 million, primarily due to net loss of $42.5 million adjusted for non-cash charges of $51.5 million and a net decrease attributable to our operating assets and liabilities of $21.3 million. The non-cash adjustments primarily relate to stock-based compensation charges of $41.3 million, depreciation and amortization expense of $7.3 million, and a charge related to a charitable donor-advised fund of $1.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $23.6 million due primarily to higher days sales outstanding for the period, driven in part by a change in billing timing. This was partially offset by an increase in accrued expenses and other current liabilities of $7.2 million related primarily to higher fees owed to delivery service providers and a liability related to cash received on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant.
For the nine months ended September 30, 2022, net cash provided by operating activities was $2.4 million, primarily due to a net loss of $37.7 million adjusted for non-cash charges of $43.6 million, partially offset by a net decrease attributable our operating assets and liabilities of $3.4 million. The non-cash adjustments primarily related to stock-based compensation charges of $35.1 million, depreciation and amortization expense of $4.3 million, non-cash impairment charges of $2.8 million, and a charge related to a charitable donor-advised fund of $1.4 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $1.9 million due to payments on our leases, a decrease in unearned revenue of $0.6 million due to the timing of payment from customers and revenue recognition, increases in contract assets and deferred contract costs of $0.6 million primarily due to growth of our revenue, and an increase in prepaid expenses of $0.4 million, primarily attributable to increased prepayments for software licensing fees.
Investing Activities
Cash used in investing activities was $18.4 million during the nine months ended September 30, 2023, primarily due to $8.3 million of net purchases of investments and $10.0 million for the development of capitalized internal-use software to support further product development.
Cash used in investing activities was $159.3 million during the nine months ended September 30, 2022, primarily due to $102.6 million of net purchases of investments, $49.2 million to acquire Omnivore, and $7.5 million for the development of capitalized internal-use software and purchases of computer and office equipment to support further product development.
Financing Activities
Cash used by financing activities was $32.9 million during the nine months ended September 30, 2023, primarily driven by $43.1 million of stock repurchases under the Stock Buyback Program, partially offset by $10.2 million of net proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
Cash provided by financing activities was $8.9 million during the nine months ended September 30, 2022, primarily driven by net proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
Material Cash Requirements
There were no material changes in our material cash requirements during the nine months ended September 30, 2023 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for additional information regarding our material cash requirements.
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

We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions of our Class A common stock (non-cash expense), certain litigation-related expenses (which consist of legal and other professional fees associated with litigation-related matters which are not indicative of Olo’s core operations and are not part of our normal course of business), costs and impairment charges associated with the sublease of our former corporate headquarters, loss on disposal of assets, non-cash capitalized internal-use software impairment, capitalized internal-use software and intangible amortization (non-cash expense), restructuring charges, certain severance costs, and transaction costs (typically incurred within one year of the related acquisition). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
Free cash flow represents net cash provided by or used in operating activities, reduced by purchases of property and equipment and capitalization of internal-use software. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. Free cash flow excludes items that we do not consider to be indicative of our liquidity and facilitates comparisons of our liquidity on a period-to-period basis. Management believes providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(16,306)	$(15,918)	$(54,550)	$(40,752)
Plus: Stock-based compensation expense and related payroll tax expense	13,012	12,106	41,004	35,824
Plus: Charitable donation of Class A common stock	1,136	1,406	1,136	1,406
Plus: Certain litigation-related expenses	4,944	—	8,803	—
Plus: Costs and impairment charge associated with sublease of former corporate headquarters	—	3,272	—	3,272
Plus: Loss on disposal of assets	—	—	38	—
Plus: Non-cash capitalized internal-use software impairment	—	—	—	475
Plus: Capitalized internal-use software and intangible amortization	2,726	1,513	6,965	3,838
Plus: Restructuring charges	166	—	6,848	—
Plus: Certain severance costs	—	623	830	1,178
Plus: Transaction costs	—	(19)	358	1,467
Operating income, non-GAAP	$5,678	$2,983	$11,432	$6,708
Percentage of revenue:
Operating margin, GAAP	(28)%	(34)%	(33)%	(30)%
Operating margin, non-GAAP	10%	6%	7%	5%

Reconciliation of Non-GAAP Free Cash Flow to Net Cash (Used in) Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(21,649)	$3,268	$(12,383)	$2,398
Purchase of property and equipment	—	(45)	—	(454)
Capitalized internal-use software	(2,744)	(1,872)	(10,023)	(6,997)
Non-GAAP free cash flow	$(24,393)	$1,351	$(22,406)	$(5,053)
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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.
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

As of September 30, 2023, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of September 30, 2023, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of September 30, 2023, we had no outstanding debt under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of September 30, 2023, we had cash and cash equivalents of $286.4 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of September 30, 2023, we invested $173.5 million in money market funds and $111.2 million in other securities, of which $90.4 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. We do not believe a hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would result in a material impact to our consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”
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

The following description includes risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 1, 2023 under the heading “Risk Factors” and new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023 under the heading “Risk Factors.”

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

Additionally, sales cycles for restaurant customers in general, and larger restaurants in particular, are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Our standard contracts state that we will be the exclusive provider of digital ordering services to the restaurant brand, and the restaurant brand must use best efforts to ensure their operators also use Olo exclusively. However, not all of our contracts that we enter into with restaurant brands provide that we will be the exclusive provider of digital ordering services, as we have in the past and may in the future agree to waive exclusivity for various reasons. We strive for exclusivity across all locations, but because operators are not required to use Olo, we have in the past had and may in the future have some locations of a restaurant brand choose not to use our platform. Further, even after our restaurant brands contract to use our platform, individual locations may require extensive integration or deployment resources from us before they become active locations, which have at times extended to multiple quarterly periods following the execution of an agreement with us.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers in the past have not renewed, and in the future may not renew, their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to directly integrate with one or more of our partners, build their own solution internally or temporarily or permanently close their restaurants in a location. For example, Subway and other customers have not renewed their contracts with us or reduced their use of our platform.

Additionally, guests may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels, and the loss of customers or reductions in the number of locations that use our platform or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using, or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.

Our business is highly competitive. We may not be able to compete successfully against current and future competitors.

We face competition in various aspects of our business, and we expect such competition to intensify in the future, as existing and new competitors, including some of our current ecosystem partners, introduce new solutions or enhance existing solutions that are directly competitive with our modules. Our platform combines functionality from numerous product categories, and we may compete against providers in each of these categories including white-label digital ordering solution providers, restaurant-focused POS platforms, aggregators that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements. Some ordering aggregators sell solutions that are competitive with our core platform and they may become more aggressive in their sales tactics, including by bundling competitive solutions with their delivery or aggregator products. If competitors, many of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed. In addition, as we expand into new markets, such as the emerging enterprise segment, we will continue to encounter varying competitive dynamics in such markets.

Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate, including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including POS functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

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

If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve, and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit or that we would be able to (i) access our existing cash, cash equivalents, and investments, (ii) maintain any required letters of credit or other credit support arrangements, or (iii) adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our current or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Legal, Regulatory, Compliance, and Reputational Risks

Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or could harm our business.

We began commercially offering Olo Pay in the first quarter of 2022 and card-present transactions in the third quarter of 2023. In connection with this offering, the payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them, including in ways that may limit our ability to offer Olo Pay card-present payment services. Through our offering of Olo Pay, we are also required to comply with payment card network operating rules and, in certain instances, we have agreed to reimburse our payment processor partners for fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and customers currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards on their networks, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.

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

We have in the past and may in the future incorporate machine learning and artificial intelligence, or AI, solutions into our platform, modules, services and features, and these applications have become and may continue to become increasingly important in our operations over time. For example, OrderReady AI is our machine-learning-based solution that is built to enable brands to provide more accurate quote times. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, has in the past and will in the future require significant resources to develop, test and maintain our platform, modules, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
July 1 - 31, 2023	600,981	$6.57	600,981	$46,035
August 1 - 31, 2023	666,250	6.79	666,250	41,513
September 1 - 30, 2023	746,971	6.06	746,971	36,987
Total	2,014,202	6.45	2,014,202	36,987

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $37.0 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of September 30, 2023. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On August 7, 2023, Raqtinda Investments LLC (“Raqtinda”), an investment vehicle of which David Frankel, a member of our Board of Directors, is a manager, adopted a trading arrangement for the sale of shares of our Class B common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term of one year from the date of adoption, provides for the sale of up to 2,990,000 shares of our Class B common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1#	DoorDash Data License Addendum, by and between the Registrant and DoorDash, Inc., dated August 3, 2023.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

November 6, 2023	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

November 6, 2023	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)