Form 10-K
period 2023-12-31
Olo Inc.
filed 2024-02-21
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $685.7 million based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
As of February 16, 2024, 107,004,479 shares of the registrant’s Class A common stock and 54,891,834 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions. Actual results may differ materially from the forward-looking statements we make. Factors that may cause or contribute to such differences include, but are not limited to:
•our expectations regarding our revenue, expenses, and other operating results, including overall transaction volumes, average revenue per unit, active locations, dollar-based net revenue retention, gross merchandise volume, and gross payment volume;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to develop and release new products and services and the success of any new products, including the continued growth of Olo Pay;
•our ability to develop and release successful enhancements, features, and modifications to our existing products and services;
•our ability to increase usage of our platform and upsell and cross sell additional modules, including to our emerging enterprise customers;
•our ability to attain or sustain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to repurchase shares at all or at the times or in the amounts we desire, and the results of our share repurchase program;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and the risk that the integration of these acquisitions may disrupt our business and management;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the growth rates of the markets in which we compete;
•our ability to successfully combine and integrate the businesses that we acquire, and to realize the synergies and anticipated strategic, financial, and other benefits from such acquisitions;
•the effects of public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, shifts in consumer preferences, and overall market uncertainty;
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
•We have made and may continue to make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders, and otherwise disrupt our operations and adversely affect our business, operating results, or financial position.
•Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business customers, and to expand into new, on-demand digital commerce verticals.
Commercial Risks
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle continues to lengthen, we invest substantial resources pursuing unsuccessful sales opportunities, or our customers do not timely onboard and deploy our modules, our operating results and growth may be harmed.
•Our business depends on customers increasing their use of our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.
•If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our platform, including the utilization of evolving artificial intelligence, or AI, and machine learning technologies, in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
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
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Class A common stock.
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
Legal, Regulatory, Compliance, and Reputational Risks
•Security breaches, denial of service attacks or other hacking and phishing attacks on our systems, or the systems with which our platform integrates, could harm our reputation or subject us to significant liability and adversely affect our business and financial results.

•We may be subject to claims by third parties of intellectual property infringement.
Employee Related Risks
•If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
Industry Risks
•Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, have in the past and could in the future adversely impact the health of our customers, limit our ability to grow our business and negatively affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.
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

BUSINESS
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and payment programs and enables them to collect, analyze, and act on data to drive more meaningful guest experiences. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than two million orders per day, and more than 85 million guests have transacted on our platform over the last year. As of December 31, 2023, our customer base included approximately 700 restaurant brands, representing approximately 80,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $26 billion during the year ended December 31, 2023, and gross payment volume, or GPV, which we define as the gross volume of payments processed through Olo Pay, has reached $1 billion during the year ended December 31, 2023. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
Restaurants are an incredibly complex segment of the retail industry. Restaurant operators must manage the intricacies of food production for just-in-time consumption and comply with strict health and safety regulations while providing a high-quality and consistent guest experience that engenders loyalty and trust. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology consists of a fragmented set of legacy solutions, many of which were developed before the internet. At the same time, delivery service providers, or DSPs, and ordering aggregators have catalyzed digital demand, but pose new challenges for restaurant brands through lower long-term profitability, increased complexity, disintermediation of the restaurant’s direct relationship with the guest and, increasingly, directly competitive food offerings. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest-penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 16% of total restaurant industry orders in 2023, according to data from the NPD Group.
Our open SaaS platform is purpose-built to meet these complex needs and align with the interests of the restaurant industry. We have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to enable hospitality with modern solutions across three product suites:
•Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management;
•Pay. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion; and
•Engage. A suite of restaurant-centric marketing solutions optimizing Guest Lifetime Value, or LTV, by leveraging data to strengthen and enhance the restaurants’ direct guest relationships.
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

Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention approximated 120% for the three months ended December 31, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information on how we calculate dollar-based net revenue retention.
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue primarily from our Ordering, Switchboard, Kiosk, Catering, Virtual Brands, Sync, Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules. In addition, a portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated primarily from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. For the years ended December 31, 2023, 2022, and 2021, 44.7%, 50.9%, and 46.4% of our platform revenue was subscription revenue, respectively, and 55.3%, 49.1%, and 53.6% was transaction revenue, respectively.
Other Business and Macroeconomic Conditions
Our business is susceptible to changes in the global economy and industry dynamics. In 2023, we saw heightened economic uncertainty, particularly in the United States, inflationary pressures, interest rate changes, and geopolitical events. Inflation and rising food and labor costs prompted some businesses in the restaurant, food, and delivery sectors to raise prices, which led to lower guest traffic and average order size. Additionally, as a result of customer resource constraints, we experienced longer-than-expected implementation cycles. We can provide no assurance whether, or to what extent, global economic and industry dynamics impacting menu prices and customer resources will occur in 2024, or at all.
Our Platform and Products
The Olo platform provides restaurant brands with the capabilities necessary to develop, provision, and operate best-in-class, scalable digital ordering and delivery services, digital payment programs, and guest data and marketing capabilities. Our platform provides digital order processing, in-restaurant order management, delivery enablement, digital channel management, a payment solution suitable for enterprise, multi-location brands regardless of service model, food type, and scale of operations, and guest engagement features. We designed our transactional SaaS business model to align with our customers’ success, as it includes both subscription and transaction-based revenue streams.
Our modular platform includes three product suites: Order, Pay, and Engage, which are summarized below. We believe that brands using all three suites can generate a data “flywheel” that can help them increase sales and guest LTV. More Order transactions generate more Pay volume and additional guest data. More guest data enables Engage to power targeted marketing campaigns, driving Order and Pay transactions and increasing guest LTV.

Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management. Modules within the Order suite include:
Ordering Module. Our Ordering module enables restaurants to provide seamless, fully-branded digital ordering programs to their guests, and to process, manage, and integrate digital orders from direct and indirect channels into the restaurants’ other legacy systems. The key capabilities include:
Create Customized Ordering Channels
•White-label native mobile applications (iOS and Android), web, phone-in-order-taking applications, and other digital channels that are customizable to reflect elements of a brand’s identity (Olo Serve).
•User-interface APIs facilitate the development of rich, fully custom guest experiences across digital channels, such as mobile apps, kiosks, interactive voice applications, and other digital channels.
Manage Complex Menus
•Store and host discrete versions of the restaurant’s menus that include guest-friendly descriptions and high resolution menu item images intended to be compliant with the Americans with Disabilities Act.
•Synchronize and manage menu item availability, ingredient modifier availability, and prices on a per-location basis, including limited-time or regional offers, out-of-stock items or modifiers, and prices, with integrations between established POS and menu management systems.
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
•Transmit guest and transaction details to established loyalty and customer relationship management, or CRM, platforms via system integration, API integration, or webhooks.

Rails Module. Our Rails module is a network aggregator and channel management solution, allowing restaurants to control and syndicate menu, pricing, location data, and availability, while directly integrating and optimizing orders from third-parties into the restaurants’ POS system. The key capabilities include:
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
Dispatch Module. Our Dispatch module is a national fulfillment solution that enables delivery directly from the restaurant’s digital ordering program channels. The module allows restaurants to offer, manage, and expand direct delivery providers while optimizing price, timing, and service quality through a network of third-party DSPs and a brand’s own delivery couriers, if available. The key capabilities include:
Enable Delivery
•Integrate with a nationwide network of third-party DSPs that are operationalized together on a single software platform, in some cases offering up to eight different delivery providers per market and covering 99.8% of our customers’ U.S. store locations, with 96.1% of our customer locations covered by two or more DSPs, offering freedom of choice and coverage.
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

Order Suite Add-On Modules
Switchboard Module. Our Switchboard module centralizes inbound phone orders, enabling call center and in-house staff to seamlessly process phone orders, fully integrating into the restaurant brands’ POS systems. Customers with the Ordering module may utilize Switchboard as an add-on module.
Network Module. Our Network module expands restaurant brands’ reach and drives more direct orders from other platforms (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages). Customers with the Ordering and/or Rails modules may utilize Network as an add-on module.
Virtual Brands Module. Our Virtual Brands module enables a pick-up and delivery service model that allows restaurant brands to leverage their operations to maximize revenue per square foot. Use cases include launching new restaurant concepts in the brand’s existing brick-and-mortar footprint and testing new menu items without retail overhead. Customers with the Ordering and/or Rails modules may utilize Virtual Brands as an add-on module.
Kiosk Module. Our Kiosk module enables restaurants to create a digital interface optimized for a physical device to be used in restaurants, allowing a guest to place an order autonomously. Customers with the Ordering module are able to utilize Kiosk as an add-on module.
Catering Module. Our Catering module enables restaurant brands to offer a standalone and separate ordering channel for large order fulfillment with menu separation and separate business hours to enable large order fulfillment. Catering also enables restaurant brands to extend a line of credit to their high-value customers as well as authenticate tax-exempt status for guests, and apply appropriate pricing and complete catering orders for tax-exempt organizations. Customers with the Ordering and/or Rails modules are able to utilize Catering as an add-on module.
Sync Module. Our Sync module is a simplified local listings management product, which enables restaurants to provide up-to-date data that is automatically synced between Olo and more than 50 digital publishers to help ensure store information is consistent no matter where guests search. Customers with the Ordering, Dispatch, and/or Rails modules are able to utilize Sync as an add-on module.
Pay. A fully integrated, frictionless payment platform, enabling restaurants to grow and protect restaurant brands’ digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion.
Olo Pay Module. Our Olo Pay module is a modern payment solution, purpose-built for restaurants. The Olo Pay module simplifies restaurant payments, growing and protecting restaurants’ digital business, driving direct digital sales, preventing fraud, and streamlining day-to-day payment processes. The key capabilities include:
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
Olo Pay is currently available to brands and locations utilizing Olo’s Ordering module.
Borderless. Borderless is a password-less, secure, and convenient checkout solution for the hospitality industry. Borderless enables guests to expedite their checkout process at any participating restaurant location within the Olo Borderless network.
When completing a digital order at any Borderless-enabled brand for the first time, guests are given the option to check a box on the screen that creates a Borderless guest account and saves their contact and payment details on file. Once the order is placed, Olo then sends a confirmation email to the guest which provides details on how they can check out without a password at all brands in the Borderless network. When a guest visits a Borderless-enabled brand in the future, Borderless will recognize their email address before checkout and send the guest a six-digit code to their phone for input to complete the expedited checkout process.
Engage. A suite of restaurant-centric data, marketing, and sentiment solutions optimizing guest LTV by further strengthening and enhancing the restaurants’ direct guest relationships. Modules within the Engage suite include:
Guest Data Platform Module. Our GDP module is purpose-built for restaurants, collecting, and analyzing guest data that restaurants can use to power decisions, campaigns, and growth from one centralized hub. The key capabilities include:
•Purpose-built for restaurants to aggregate guest data from dozens of sources to create a unified view of behavior and spend across sales channels.
•Disseminates guest data to end platforms that power business decisions, actions, and ultimately brand growth such as culinary, operations, marketing, and finance.
Marketing Module. Our Marketing module provides personalized guest engagement through an all-in-one marketing engine. With the Marketing module, restaurant brands have the power to manage guest data via CRM, personalize communications, and automatically target guests with tailored messaging to drive repeat visits and to deepen relationships, unlocking business insights such as LTV at scale. The key capabilities include:
•All-in-one CRM built to capture guest interactions with a restaurant brand and trigger mass and automated email and SMS campaigns that boost guest frequency, spend, and LTV.
•Advanced segmentation produces insights that can be leveraged for campaign targeting on any channel.
Sentiment Module. Our Sentiment module is a guest feedback management solution, allowing restaurants to engage with real-time reviews from multiple sources and spot trends before they impact sales. The key capabilities include:
•Aggregates third-party reviews and direct feedback surveys into one platform used to reply to guests and track satisfaction trends over time.
•Reporting allows restaurants to proactively address a dip in sentiment overall or by specific category (e.g., food, service), which can be a leading indicator of sales.

Host Module. Our Host module is a front-of-house solution, enabling restaurants to streamline the queue orders from multiple sales channels, optimize seat utilization in the dining room, and increase the flow-through of reservation and waitlist parties. The key capabilities include:
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
Our Technology
Our managed multi-tenant, multi-partner open SaaS platform is designed to provide our customers with enterprise-grade security, reliability, scalability, and performance. Because we have historically integrated with disparate and fragmented technology providers, we have invested significant development resources into connecting a variety of systems using APIs and other solutions. By sharing infrastructure and code across our customer base, we believe we will be able to further leverage our technology and technical infrastructure investment. The key components of our technology platform include:
•Enterprise-grade security. Our customers trust our platform with their most sensitive guest and business data and many have run security assessments of our platform to verify that it has robust security capable of protecting their guest data. We also employ in-house Blue and Red Security Teams that monitor the platform, testing for and addressing vulnerabilities. Our technology also incorporates privacy-safe practices and tools as an integral and foundational part of our platform’s approach. We aim to embed privacy best practices into our systems and infrastructure.
•Platform reliability and resilience. Our platform includes fault-tolerant cloud-based servers and aims to ensure that our platform is highly reliable. Features are equipped with metrics and logging to provide visibility into operations, with alerts configured to automatically notify our 24/7 on-call rotation in the event of a problem. We utilize peer reviews, automated tests, feature flags, game days, and other quality assurance measures. Continuous integration, frequent releases, and infrastructure as code are designed to optimize for efficient deployment. We are also SOC 1, Type 2 and SOC 2, Type 2 compliant.
•Scalable architecture. We designed the components of our platform to scale for high transaction volumes. We use Amazon Web Services’, or AWS’s, cloud infrastructure, which we autoscale in order to minimize the risk of outages from surges in traffic. If required, we can also increase our platform’s capacity with AWS. Multiple layers of caching are leveraged to reduce load on downstream components and improve performance. We use a content delivery network to serve content and data quickly from various geographical points to our customers and their guests. We build and extract features as modular services to align with the engineering teams that maintain them, and these services are scaled independently on their own infrastructure. Where possible, we use event-driven, asynchronous workflows to offload work to background services. Our system undergoes regular automated load tests. The Olo platform is a “single bench” software, which enables all our brands to be on the latest version of our products. This means that our product development teams are not maintaining older versions of the software and our software development lifecycle allows us to quickly distribute software as soon as it is ready. The open architecture is supported by end-to-end automation and test suites.
•Focus on the restaurant ecosystem allows extensive integrations. To enable our customers to work with their providers of choice, we designed our platform to integrate with multiple POS providers, loyalty programs, payment processors, front-end developers, aggregators, and DSPs. Our platform allows our customers to integrate their systems using our APIs, webhooks, and other specifications. We have published a POS API and loyalty API specifications that have been adopted by many POS and loyalty providers, respectively. We use both cloud-based APIs and, where necessary, older in-store agent-based technologies.

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

Our open SaaS platform is built with an extensible mindset. Our products offer restaurant brands a highly customizable white-label ordering application and the flexibility to integrate with a variety of third party partners. Our customers can easily extend using our open APIs which can be accessed through a development portal. A development support team assists with facilitating extensions, integrations, and certifications. Large enterprise brands have used our open ecosystem with the flexibility of our software to build differentiating experiences for their guests using our APIs.
Our Customers
As of December 31, 2023, our customer base included approximately 700 restaurant brands, representing approximately 80,000 active locations nationwide, across all service models of the industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. We categorize our customers into two groups: Enterprise, or customers with 100 or more locations, and Emerging Enterprise, customers with 5-99 locations with growth aspirations. In every customer relationship, we strive to be the exclusive provider of SaaS solutions that power their digital ordering, delivery, and payment programs and enable them to collect, analyze, and act on data to drive more meaningful guest experiences. We sell into the brand’s corporate level, and aim to achieve 100% deployment across the brand’s franchisee locations. Our contracts typically have initial terms of three years or longer, with continuous one-to-two year automatic renewal periods, providing visibility into our forward performance.
Sales and Marketing
Our sales team is organized into five groups: Enterprise, Emerging Enterprise, Sales Engineering, Sales Enablement, and Revenue Operations. The Enterprise and Emerging Enterprise sales teams actively pursue leads and help take prospective customers through an evaluation and purchase process. We sell our solution primarily to C-level executives at the restaurant brands that make decisions on behalf of all locations. The sales teams also identify cross-sell opportunities among our current customer base, particularly focused on Pay, Engage, and newly launched features. Our Sales Engineering team supports our sellers and prospects with education and exploration of highly technical integrated solutions and in-depth product demos. Our Sales Enablement and Revenue Operations functions provide go-to-market training for new sellers and support ongoing skill-building and analytics for the broader go-to-market team.
Our customer experience team is organized into five groups: Implementation, Customer Success, Operations, Professional Services, and Support. Our implementation team oversees all aspects of a customer’s deployment, consisting of project managers and dedicated specialists who provide technical expertise to our customers. The customer success team manages the relationships with our deployed customers, serving as the day-to-day contacts that help them grow their businesses throughout their lifecycle with Olo. Our customer success managers monitor sentiment and program performance to confirm that customers are receiving value in order to drive long-term retention. Additionally, they partner with our sales team to grow relationships over time through increased usage of our platform and the adoption of additional modules. The operations team uses analytics and programs to drive efficiency and scale across the customer experience team. Our professional services and support teams work with customers to provide additional value-added services and address technical and billing inquiries, respectively.
Our marketing team is organized into five functions: Brand Marketing & Communications, Product Marketing, Performance Marketing, Content & Creative, and Measurement & Insights. We focus our marketing efforts on building brand awareness, reputation, and consideration, generating pipeline, inspiring, informing, and commercializing our product, as well as supporting the broader go-to-market team. We use a robust list of channels and tactics including public relations, thought leadership, search engine optimization, paid search, earned and paid social media, account-based marketing, voice of customer programs, and events—own and industry—to generate our pipeline.
Our business development team is organized into three functions: Partner Ecosystem, Product Partnerships that support Dispatch, Rails, and Network, and Strategic Alliances. We focus our business development efforts on expanding our market influence, nurturing relationships within our partner ecosystem, advising on product enhancements, and boosting revenue within our partnership landscape. The team employs a strategic approach to partnership development, evaluating opportunities and prioritizing those that deliver value to the business and our customers.
Research and Development
Our research and development, or R&D, teams focus development efforts on new product innovation, integrating our various product offerings and adding new functionality to existing solutions, thereby enhancing the operability of our modules across our platform and other systems. We are building infrastructure and products that power restaurants with a commerce engine, to help them scale their digital businesses. R&D is currently focused on product management, product development, product design and user experience research, and data science and engineering to simplify user experiences for brands, helping them reach higher volumes and margins.
We invest in developing tools that make it easier for partners and brands to build on and extend Olo’s APIs. We continue to deepen the capabilities of our current products by seeking to release new innovations on a quarterly basis. As a result, we deliver packaged, highly configurable solutions with increasing functionality.
Although not currently a significant part of our business, artificial intelligence and machine learning are increasingly informing improvements to our product features. Data analytics and machine learning are increasingly informing improvements to our product features. Our team of internal and external data science advisors informs our product strategies by creating algorithms to solve complex optimization challenges and delivering meaningful, actionable insights for brands and their guests. We develop machine learning and data science algorithms with critical safeguards in place to ensure privacy, security, and compliance.
Our platform engineering teams are working towards an owner-operator model, enabling product teams to move faster with self-service tooling, observability, operational support, scaling, security, and reliability. The engineering teams also work to enhance the stability, security, and scale of the customer environments. A strong focus on cost optimizations as we scale has been another important goal for this group.
Our product and design teams continue to invest in product discovery and user research that helps form new ideas and innovation through customer conversations and developing a deeper understanding of customer pain points.
Human Capital Resources
Our culture is driven by our employees’ passion, trustworthiness, and relentless drive to improve. Our employees are the backbone of our success. As of December 31, 2023, we had 683 employees operating across the United States. We have a history of being a “remote first” workplace with approximately 85% of our employees working remotely as of January 25, 2024. We are proud of our remote distributed work culture, and we have a concerted focus on fostering culture and community across all of Team Olo. We work hard to make sure that all employees, including those working remotely, are fully engaged with the company and their respective teams.
We believe that we are well-equipped to continue to support fully remote work without disruption to our business. None of our employees are represented by a labor union with respect to their employment. We have not experienced any work stoppages, and we consider our relations with our employees to be strong.
Diversity, Equity, and Inclusion
We are committed to building a diverse and inclusive culture that promotes growth and equity for underrepresented groups and supports and celebrates diverse voices and perspectives. As a part of our focus on Environmental, Social, and Governance, or ESG, which includes Diversity, Equity, and Inclusion, or DEI, we publicly share our diversity demographics as well as our DEI strategy and goals on our corporate website. We are committed to increasing our population of women employees and those who identify as members of underrepresented groups. We announced our goal to have 42% of our workforce made up of women, and 18% of our workforce made up of underrepresented ethnicities by the end of 2024. We achieved our goal a year early. As of December 31, 2023, Olo employees were 57.7% male, 42.3% female, 0.9% non-binary, and 18.4% underrepresented ethnicities. We are also growing our efforts to focus on members of the LGBTQ+ community, people living with disabilities, and veterans. Our diversity demographics and DEI goals may be viewed at www.olo.com/dei.
We foster a culture where we value, respect, and provide fair treatment and equal opportunities for all of our employees. By recognizing and celebrating our differences, we aim to cultivate an environment that is the right fit for all. To that end, we support employee-resource groups, or ERGs, which are aimed at fostering a diverse, equitable, and inclusive workplace. We currently have seven ERGs: Olo Pride (LGBTQ+), Olo Green (Eco-conscious), Oloites of Color, Olo Women’s Network, Vets@Olo, Women in Tech, and Olo Parents.
In 2023, we estimate that we have increased participation in our diversity mentorship program, Olo Ties, by approximately 54%. We did this by expanding the program beyond a focus on women and people of color to address the need for mentorship for employees with disabilities, non-binary employees, LGBTQ+ employees, and veterans.
As part of our annual talent management cycle, in alignment with our commitment to Equity, we perform a company-wide calibration process. We utilize this calibration process to ensure leaders across the company are using consistent standards in assessing performance, ensuring fairness, and minimizing bias across and within teams. Calibrations also allow us to better monitor the advancement and upward mobility of underrepresented groups.
Rewards and Wellness
We offer high-quality benefits, wellness initiatives, and a competitive compensation package designed to attract new employees and to retain, motivate, and reward current employees. Our compensation philosophy consists of two pillars: market competitiveness and peer equity. We believe that our compensation is fair for all employees, regardless of classifications, such as race and gender. We work to reduce unconscious bias in our hiring practices, performance reviews, and promotion opportunities, and routinely run a rigorous compensation analysis taking into account factors that impact pay, like role, level, location, and performance.
We offer all full-time employees equity at hire, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success.
Our Benefits package is available to all employees working 25+ hours per week and includes competitive health, dental, vision, and disability insurance as well as mental health support and holiday pay.
Employee Engagement
Every year we undertake a robust employee engagement survey, and we benchmark the responses we receive against the prior year’s survey and against a peer set of technology companies. We take our employees’ feedback seriously, and we have assessed and optimized many of our practices over time based on the feedback we received through our employee engagement survey. As we grow and scale our business and employee base, we will continue to make investments in the training and development of our employees, including leadership development, mentorship programs, skills development, on-the-job-training, and DEI programs.
Learning and Development
Our learning and development function offers experiences focused on onboarding, management, leadership, and functional-technical, product, and soft-skills development. It also includes a benefit that allows employees to have access to an individualized stipend to support the customized development suitable for each individual’s goals and needs.
In 2023, we expanded our manager development offerings to include a development program called GROW | Olo’s Leadership Development Program; a 7-month cohort-based program aimed at growing the leader, their team, and Olo. We believe this program has been successful in accelerating the pace of early-mid career leader development and will continue to be a foundational offering to help us scale.
We also continued building out our robust product training for our Go To Market teams, focusing on our Engage suite. Other programmatic work included enhanced efforts dedicated to providing better on-the-job training for Customer Support Onboarding, Project Management, and Dispatch team members.
Environmental Sustainability
We recognize the risks associated with a changing climate and acknowledge the impact our business has on the environment. Through grassroots efforts and company-wide initiatives, we are taking steps to reduce our environmental impact. This includes tracking our greenhouse gas emissions, implementing sustainable office initiatives, donating to environmentally-focused nonprofits, and engaging employees through our Olo Green ERG.

We are exploring opportunities to lessen the environmental impact in our value chain by way of our platform. Managing both food waste and guest packaging waste is critical in the restaurant industry. For example, in response to California regulatory developments on single-use plasticware, we rolled out an ‘opt-out’ feature that our restaurant brands can choose to offer their guests. We will look to expand this work in the coming years.

Social Responsibility and Community Initiatives
As part of launching Olo for Good in 2021, we joined Pledge 1%, committing 1% of our fully diluted equity outstanding as of immediately prior to our initial public offering, 1% of our product, and 1% of employee time to social responsibility initiatives. This pledge strengthens our commitment to the communities in which we live, work, and serve by integrating social responsibility and impact into our business.
Olo for Good will continue to leverage our time, product, and equity to support non-profit organizations aligned with our mission and values, including those focused on:
•Advancing all aspects of diversity, equity, and inclusion;
•Providing relief and support for the restaurant industry and its front-line workers;
•Ending childhood hunger and increasing access to food; and
•Promoting an approach which protects natural resources and reduces waste and emissions.
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
Since 2021, Olo for Good’s annual grant cycle has awarded more than $8.2 million to 16 different non-profit organizations through its donor-advised fund partner, Tides Foundation.
In 2023, Olo for Good recommended six non-profits to Tides Foundation to receive grants. Tides Foundation subsequently donated a total of $1.25 million in grants to American Farmland Trust, Appalachian Trail Conservancy, Emma’s Torch, Giving Kitchen, Heart of Dinner, and Partnership with Native Americans. In addition, through Tides Foundation, Olo for Good also provided $90,000 in strategic grants to 13 non-profit organizations in response to various social justice issues and natural disasters. Recipients of these strategic grants include the ACLU, Trevor Project, Northeast Organic Farming Association of Vermont, American Red Cross, International Committee of the Red Cross, Kids in Need of Defense, Maui Food Bank, Everytown for Gun Safety, Girls Who Code, Organic Farmers Association, and Chow Corp.
Under our gift-matching policy, we match contributions made by our employees to non-profit organizations of up to $500 per employee per calendar year. We believe that building a sustainable program for charitable donations fosters employee morale and engagement, enhances our community presence, and further aligns us with the restaurant industry. We also have a volunteer time off, or VTO, policy to support volunteer activities that enhance and serve the communities in which we live and work. We believe creating community engagement opportunities that are meaningful, purposeful, and help those in need is important to enriching and inspiring the lives of our employees and improving our communities. Our VTO policy allows full-time employees to volunteer up to eight hours per calendar year with a 501(c)(3) non-profit organization.
Our Competition
The markets in which we compete are competitive and evolving rapidly. Our platform combines functionality from numerous product categories, and we therefore compete in each of these categories:
•with respect to white-label digital ordering solution providers, we primarily compete with companies such as Paytronix Systems, Inc., Tillster, Inc., and Lunchbox Technologies, Inc.;

•with respect to restaurant-focused POS platforms that offer digital ordering solutions in the Enterprise space we primarily compete companies such as with NCR Voyix Corporation, PAR Technology Corporation, QU POS Inc., and Xenial, Inc.;
•with respect to restaurant-focused POS platforms that offer digital ordering solutions in the Emerging Enterprise space, we primarily compete with Toast Inc., Square from Block, Inc., and Revel Systems, Inc.;
•with respect to aggregators that provide direct digital ordering solutions, we compete with companies such as Grubhub from Just Eat Takeaway.com N.V., DoorDash, Inc., and Uber Eats from Uber Technologies, Inc.;
•with respect to third party aggregators, we compete with companies such as Checkmate.com Inc. and Deliverect Inc.;
•with respect to custom software, developed internally by restaurants or in partnership with consultancies and enterprise software providers, we primarily compete with firms such as Deloitte Touche Tohmatsu Limited, Accenture PLC, Boston Consulting Group, Inc., and various development agencies;
•with respect to payments, we primarily compete with traditional horizontal payment processors such as Elavon, Inc., Fiserv, Inc., Heartland Payment Systems, LLC, Worldpay, LLC, Shift4 Payments, LLC, and Chase Paymentech from JPMorgan Chase & Co.
•with respect to marketing automation, we primarily compete with companies such as Braze, Inc., Klaviyo, Inc., and Iterable, Inc.;
•with respect to guest data platforms, we primarily compete with enterprise data platforms such as Segment from Twilio Inc., and mParticle Inc.; and
•with respect to on-premise table management software, we primarily compete with companies such as OpenTable, Inc. and Yelp Inc.
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
We believe that we compete favorably with respect to the factors listed above. However, many of our competitors have greater financial, technical, and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings, and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect our industry to continue attracting new market entrants, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

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

Intellectual Property
Intellectual property rights are important to our success. We rely on a combination of copyright, trademark, patent and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. We use open-source software in our services.
As of December 31, 2023, we owned 14 registered trademarks in the United States.
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
We may announce material business and financial information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website at investors.olo.com, and our X (formerly Twitter) account at @Olo in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Olo to follow the foregoing channels and review the information that we make available on such channels, in addition to following our filings with the SEC.
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

We primarily generate subscription revenue from our Ordering, Switchboard, Virtual Brands, Kiosk, Catering, Sync, Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules, and transaction revenue from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to or onboard additional locations with these customers or continue to increase the volume of transactions on our platform. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

Although the circumstances that accelerated the growth of our business stemming from the effects of stay-at-home orders and increased online ordering during the COVID-19 pandemic have largely already eased, general economic uncertainty, among other factors, may cause our revenue to fluctuate. You should not rely on our revenue or other operating and liquidity metrics for any previous quarterly or annual period as an indication of our revenue or revenue growth or other operating and liquidity metrics or their growth in future periods.

We may also fail to attract new customers, increase the volume of transactions on our platform, retain or increase revenue from existing customers, or increase sales of our modules to both new and existing customers as a result of a number of factors, including:

•reductions in our current or potential customers’ spending levels, whether due to the general economic climate or other factors;
•reduction in the number of transactions using our modules due to a change in guest preference;
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
•reduced liquidity of our existing customers, which could negatively impact the collectability of outstanding receivables and our cash flows;
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

Additionally, we anticipate that our revenue growth rate will decline over time as the number of customers using our platform increases and we achieve higher market penetration rates. Furthermore, as our market penetration among larger potential customers increases, we have in the past and may in the future target smaller customers to maintain our revenue growth rates, which could result in lower gross profits. As our growth rate declines, investors’ perception of our business may be adversely affected and the trading price of our Class A common stock could decline as a result. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing customers and increase sales to existing customers.
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
•that we may be unable to enhance or retain our brand among customers and potential customers;
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

We have made and may continue to make acquisitions or enter into joint ventures or other partnerships, which could divert management’s attention, result in operating difficulties and dilution to our shareholders, and otherwise disrupt our operations and adversely affect our business, operating results, or financial position.
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
•coordination of product, engineering, and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and platform and hosting infrastructure of the acquired company, difficulties remediating cybersecurity or other vulnerabilities in the technology of acquired companies, and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
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

The Wisely Acquisition in November 2021 and Omnivore Acquisition in March 2022 involved the assumption of and exposure to various liabilities relating to the conduct of the Wisely and Omnivore businesses and have in the past and may in the future create numerous risks and uncertainties, which could adversely affect our financial condition and operating results. If any issues arise, we may not be entitled to sufficient, or any, indemnification or recourse, which could have a materially adverse impact on our business and results of operations.

Further, the additions of Wisely and Omnivore to our business entail many changes, including the ongoing integration of each respective business and its technology and products, as well as changes in systems. These integration activities are complex, and we may encounter unexpected difficulties and incur unexpected costs or experience business disruptions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our existing business. There can be no assurance that any of the acquisitions we may make, including the Wisely Acquisition and the Omnivore Acquisition, will be successful or will be, or will remain, profitable.
Our future success depends in part on our ability to drive the adoption of our platform by international and small-to-medium business customers, and to expand into new, on-demand digital commerce verticals.
Although we currently do not derive significant revenue from customer accounts located outside the United States, and do not derive any material revenue from customer accounts outside of North America, the future success of our business may depend, in part, on our ability to expand our customer base worldwide. However, because we have limited experience with international customers or in selling our platform internationally, our business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our platform to these potential customers may not be successful. Additionally, our success may depend in part on our ability to increase our partnerships with small-to-medium business customers. These customers may have different requirements than our larger restaurant brand customers, and therefore may not find our platform to be as attractive as our existing customers. They may also be unwilling to agree to pay subscription or transactional fees for our platform or modules at the levels required to make these transactions profitable, we may be exposed to foreign exchange risks, or they may request additional functionality, training, customer service, or software integrations. We also believe that our platform can be applied to other on-demand digital commerce verticals beyond the restaurant industry, and we plan to focus on sectors or opportunities that are also undergoing the digital transformations. If we are unable to increase the revenue that we derive from international and small-to-medium business restaurant customers, or deploy our platform in other on-demand digital commerce verticals, then our business, results of operations, and financial condition may be adversely affected.
We may be unable to achieve or maintain data transmission capacity.
Our customers often draw significant numbers of guests to their websites and mobile applications over short periods of time, including during key television events, marketing events, holidays, or during peak delivery times, which significantly increases the traffic on our servers and the volume of transactions processed on our platform. Our infrastructure or software has in the past and may in the future be unable to achieve or maintain capacity high enough to handle increased traffic or process transactions in a timely manner. Our failure to achieve or maintain high capacity could significantly reduce demand for our platform. Further, as we continue to attract restaurant customers, the volume of data stored and transactions processed on our platform will increase, especially if such customers draw significant numbers of guests over short periods of time. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional infrastructure in order to handle the increased load. Our ability to deliver our platform also depends on the development and maintenance of internet and mobile application infrastructure by third parties, including by our cloud service provider. Such development and maintenance includes the maintenance of reliable networks with the necessary speed, data capacity, and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected.
Our business and prospects would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems or applications adversely impact the process by which customers and guests interface with our platform.
We believe that our platform’s functionality, simplicity, positive user experience, and ability to integrate with multiple technology partners in the restaurant ecosystem have helped us to expand and offer our platform to customers who may have limited technical personnel. In the future, providers of mobile, website or other operating systems or applications could introduce new features, policies or rules that would make it difficult for customers to use our platform. In addition, mobile devices, websites, operating systems or other applications have in the past and could in the future introduce new features, change existing operating systems, application programming interfaces, or APIs, or other specifications such that they would be incompatible with our platform, or prevent delivery or aggregator partners from accessing customers who are using our platform. Any changes to technologies used in our platform, existing features that we rely on, or operating systems, APIs or applications that make it difficult for customers to access our platform or guests to access our customers’ ordering applications or websites, may make it more difficult for us to maintain or increase our revenue and could adversely impact our business and prospects.

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
Commercial Risks

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle continues to lengthen, we invest substantial resources pursuing unsuccessful sales opportunities, or our customers do not timely onboard and deploy our modules, our operating results and growth may be harmed.

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

Additionally, sales cycles for restaurant customers in general, and larger restaurants in particular, are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Our standard contracts state that we will be the exclusive provider of digital ordering services to the restaurant brand, and the restaurant brand must use best efforts to ensure their operators also use Olo exclusively. However, not all of our contracts that we enter into with restaurant brands provide that we will be the exclusive provider of digital ordering services, as we have in the past and may in the future agree to waive exclusivity for various reasons. We strive for exclusivity across all locations, but because operators are not required to use Olo, we have in the past had and may in the future have some locations of a restaurant brand choose not to use our platform. Further, even after our restaurant brands contract to use our platform, individual locations or any future new locations may require extensive integration or deployment resources from us before they become active locations, which have at times extended to multiple quarterly periods following the execution of an agreement with us.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform and modules, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they generally have the right to elect not to renew by providing at least 90 days’ written notice prior to the expiration date of the contract. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, or if they reduce the number of locations using our platform, then our revenue may decline and our results of operations may be harmed. Customers in the past have not renewed, and in the future may not renew their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to directly integrate with one or more of our partners, build their own solution internally or temporarily or permanently close their restaurants in a location. For example, Subway and other customers have not renewed their contracts with us or have reduced their use of our platform.

Additionally, guests have in the past and may in the future change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels and the loss of customers or reductions in the number of locations that use our platform or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using, or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.
If we fail to continue to improve and enhance the functionality, performance, reliability, design, security or scalability of our platform, including the utilization of evolving artificial intelligence, or AI, and machine learning technologies, in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
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

For the year ended December 31, 2023, our ten largest restaurant customers generated an aggregate of approximately 12% of our revenue. Although these customers enter into contracts with us, our largest customers have in the past, and may in the future, reduce or terminate their usage of our platform, reduce the number of locations using our platform, or decide not to renew their agreements with us. Our customers have in the past, and may in the future, choose to develop their own solutions that do not utilize any or all of our modules. They also may demand price reductions as their usage of our modules increases, due to competitive pressures, changes in economic conditions or otherwise, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations, and financial condition may be adversely affected.

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

We face competition in various aspects of our business and we expect such competition to intensify in the future, as existing and new competitors, including some of our current ecosystem partners, introduce new solutions or enhance existing solutions that are directly competitive with our modules. Our platform combines functionality from numerous product categories, and we may compete against providers in each of these categories including white-label digital ordering solution providers, restaurant-focused POS platforms, aggregators that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements. Some ordering aggregators sell solutions that are competitive with our core platform and they may become more aggressive in their sales tactics, including by bundling competitive solutions with their delivery or aggregator products. If competitors, many of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed. In addition, as we adopt new modules or expand into new markets, we will continue to encounter varying competitive dynamics in such markets.
Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate, including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market, or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including POS functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors, including our current ecosystem partners, may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.
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
Our platform currently includes the following modules: Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering, Sync, GDP, Marketing, Sentiment, Host, and Olo Pay. Our more recent product offerings are GDP, Marketing, Sentiment, and Host, which we added in 2021 through the Wisely Acquisition. We began commercially offering Olo Pay in the first quarter of 2022. As a result, we have limited experience determining the optimal prices for our modules and may be unable to convert existing customers from a flat-fee model to a transactional based pricing model. We have changed our pricing model from time to time and expect to do so in the future or sell new modules. However, given our limited experience with selling new modules, it may turn out that the new pricing models, or the pricing for any other modules we may develop, is not optimal, which may result in our modules not being profitable or not gaining market share. As competitors, including our ecosystem partners, introduce new solutions that compete with ours, especially in the digital ordering and delivery spaces where we face significant competition, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the mix of adoption among our modules and negatively impact our overall revenue. Moreover, restaurants may be sensitive to price increases or to the prices offered by competitors. As a result, in the future we may be required to reduce our prices, which could adversely affect our results of operations and financial condition.

Financial Risks
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses since inception and we may not achieve or sustain profitability. We incurred net losses of $58.3 million, $46.0 million, and $42.3 million for the years ended December 31, 2023, 2022, and 2021 respectively. As of December 31, 2023, we had an accumulated deficit of $215.8 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We anticipate that we will continue to incur losses in the short-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
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
•expenses related to further investments in our network infrastructure in order to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements; and
•general costs and administrative expenses as a result of our continued growth and the costs associated with being a public company.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Class A common stock.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. We previously identified a material weakness in our internal control over financial reporting for the fiscal years ended December 31, 2021 and 2022 related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters. Although this material weakness was remediated, there can be no assurance that we will not identify additional material weaknesses in the future, that measures we may take will be sufficient to remediate the material weaknesses, or that such measures will prevent or avoid potential future material weaknesses.

As our business changes, our internal controls may become more complex and we may be required to expend significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify additional material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We cannot be certain that our internal control measures will provide in the future adequate control over our financial processes and reporting and ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC.
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
Our effective tax rate has in the past and could in the future increase due to several factors, including:

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

Any of these developments could adversely affect our results of operations and financial condition. Additionally, on August 16, 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022, or IRA. The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. The excise tax law has not had a material impact on our stock repurchase program or our results of operations.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had approximately $287.3 million of federal net operating losses, or NOLs. Approximately $20.7 million of the federal NOLs will expire at various dates beginning in 2032 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2023, we had approximately $211.4 million of state NOLs. Of the state NOLs, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2040. In addition, our federal research and development tax credits were approximately $1.5 million as of December 31, 2023. The federal research credits will begin to expire in 2036. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10, March 12, and May 1, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively, after each bank was unable to continue its operations, which led to market instability. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses, and other organizations in response to these events could adversely impact our and our customers’ business, financial condition, and results of operations.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As of December 31, 2022, we became a large accelerated filer and ceased to be an emerging growth company. Due to our change in status, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. As we have identified a material weakness in the past, any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, in connection with the results of such evaluation, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, or hire additional staff. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Additional financing may not be available on terms favorable to us, if at all. In particular, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by high levels of inflation, geopolitical instability, an ongoing war in Ukraine, and evolving events in Israel, Gaza, and the Middle East. It is impossible to predict the extent to which our business will be impacted in the short- and long-term, but such uncertainty and disruption may reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, elevated interest rates have in the past and may in the future reduce our access to debt capital, which may adversely affect our future business plans and expected growth, and will increase the cost of any future borrowings and our variable rate borrowings, which would reduce our earnings. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of our equity to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Volatility in equity capital markets has in the past and may in the future also adversely affect market prices of our securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
The success of our platform depends, in part, on our ability to integrate third-party applications, software, and other offerings into our platform. We anticipate that the growth of our business will continue to depend on third-party relationships, including relationships with POS systems, DSPs, ordering service providers, aggregators, digital agencies, payment processors, loyalty providers, and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as search engine and social media, location services, voice ordering, autonomous vehicle, and virtual kitchen providers. Identifying, negotiating, and documenting relationships with third parties and integrating third-party content and technology requires significant time and resources, and third-party providers may choose to change the economics of or terminate their relationship with us, compete directly against us, enter into exclusive arrangements with our competitors, or make material changes to their businesses, solutions, or services that could be detrimental to our business.
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
Our Rails module integrates with a limited number of digital ordering aggregators to fulfill third-party ordering transactions on our platform. These aggregators could decide to create new software that is incompatible with our platform, enter into agreements that are exclusive or on terms that are more favorable than those we offer directly with our customers or potential customers, change the contractual economics of their relationship with us, or enter into agreements directly with our competitors or potential future competitors of ours that are exclusive or on terms that are more favorable than those we offer to our customers. Certain of these aggregators may be, or may be perceived to be, in competition with us with respect to some of our offerings and, as a result, may terminate their relationship with us or be less incentivized to continue to partner with us.

Factors impacting the pricing strategies of our aggregators, including operating costs, legal and regulatory requirements, constraints, or changes, could also impact our business. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States implemented price controls on some food delivery logistics platforms. These price controls caused, and may in the future cause, aggregators to increase the fees charged to guests. Such increase in the fees charged by aggregators could result in reduced demand for services by guests, and our transactional revenue from our Rails module may decline. Moreover, a number of aggregators have merged or consolidated, and may continue to do so, which could reduce the number of aggregators on our Rails module, reduce our revenue, and limit the effectiveness of Rails. In the event that any of the largest digital ordering aggregators do not integrate with our platform, or create software that is incompatible or competes with our platform by directly integrating with one of our customers, our ability to generate transactional revenue using our Rails module will decline, which could harm our business and results of operations. If we or one or more of these aggregators that represents a significant volume of our Rails transactions overall terminate our partnership, it could have an adverse effect on our business, financial condition, and results of operations.
For the years ended December 31, 2023, 2022, and 2021, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, Inc., or DoorDash, accounted for an aggregate of 10.5%, 11.1%, and 16.7%, respectively, of our total combined platform and professional services and other revenue, and DoorDash accounted for a majority of our transaction revenue from our Rails module for the years ended December 31, 2023, 2022, and 2021.

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
We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business. Third-party software and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use, or any failures of, third-party software or services could result in delays in our ability to provide our modules or run our business until equivalent software or services are developed by us or, if available, identified, obtained, and integrated, which could be costly and time-consuming and may not result in an equivalent module, any of which could cause an adverse effect on our business and results of operations. Further, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our modules.

Legal, Regulatory, Compliance, and Reputational Risks

Security breaches, denial of service attacks or other hacking and phishing attacks on our systems, or the systems with which our platform integrates, could harm our reputation or subject us to significant liability and adversely affect our business and financial results.
We operate in the on-demand digital commerce industry, which is prone to cyber-attacks. Cyber incidents have been increasing in sophistication and frequency. We and our third party vendors are at constant risk of cyber-attacks or cyber intrusions via third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, worms, break-ins, spamming, phishing attacks, hacking, ransomware, denial-of-service attacks, card skimming code, and other deliberate attacks and attempts to gain unauthorized access (including from both internal and external sources). Because the techniques used by computer programmers who have in the past and may in the future attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our Board of Directors reviews cybersecurity risks brought to its attention by members of senior management who report up to our Board of Directors. We have an established in-house security team, which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of our Board of Directors and the audit committee at regular meetings of the audit committee. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their guests’ data, whether for our systems or the systems of vendors, could result in its loss or misuse or unauthorized disclosure of confidential information, interruptions, delays or outages of our products, negative publicity, cause our customers and partners to cease doing business with us, lead to exposure to risk of loss or possible liability due to lawsuits, enforcement actions investigations, regulatory penalties and sanctions, and could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, have in the past and may in the future not always function as expected or be sufficient to protect our internal networks and platform against attacks.
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
Our storage and use of our customers’ data concerning their restaurants and guests is essential to their use of our platform, which stores, transmits, and processes our customers’ proprietary information and information relating to them and guests. If a material security breach were to occur, as a result of third-party action, employee error, malfeasance, or otherwise, and the confidentiality, integrity, or availability of our customers’ data was disrupted, we could incur significant liability to those customers and their guests. Additionally, because of a security breach our platform could be perceived as less desirable, which could negatively affect our business. In addition, any loss of customer or individual guest data could create significant monetary damages for us that may harm our ability to operate the business.
A security vulnerability in our platform or other integrated software could compromise our customers’ in-store networks, which could expose customer or guest information beyond what we collect through our platform. As a multi-tenant SaaS provider, despite our logical separation of data between customers, we may also face an increased risk of accidentally commingling data between customers due to employee error, a software bug, or otherwise, which may result in unauthorized disclosure of data between customers. We have in the past and could in the future be subject to distributed denial of service, or DDoS, attacks, a technique used by hackers to take an internet service offline by overloading its servers. A DDoS attack could delay or interrupt service to our customers and their guests and prevent guests from ordering from or otherwise engaging with our customers’ restaurants. We cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other DDoS-prevention techniques are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, hacking, credential stuffing, social engineering, phishing, physical theft, and other attacks by third parties are prevalent in our industry. We have in the past and could in the future experience such attacks and, as a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks. In addition to our own platform and applications, some of the third parties with which we work may receive information from us, our customers, or customers’ guests through web or mobile applications integrated with their platforms. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed.
Any actual or perceived DDoS attack or security breach of our platform, systems, and networks, or of our integrated partners, could damage our reputation and brand, expose us to a risk of litigation and possible liability, and require us to expend significant capital and other resources to respond to and alleviate problems caused by the DDoS attack or security breach. Our ability to retain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain customers and partners require us to notify them in the event of a security incident. In addition, Form 8-K was modified to require the disclosure of any material cybersecurity incident. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider or one of the service providers with which we partner, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results. Although we maintain cyber liability insurance, we cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on acceptable terms, or at all.
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
Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material and adverse effect on our brand, business, financial condition, and results of operations. Although we do not believe that our proprietary technology, processes, and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our modules, or re-brand our modules. We may also be obligated to indemnify our customers against intellectual property claims; pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation; and obtain licenses or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit or we have meritorious defenses. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time, and attention, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules, and otherwise negatively affect our business and operating results.

If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
Software or APIs such as ours have in the past and may in the future contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect or correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities, or software bugs that we may be unable to successfully correct in a timely manner. Such defects could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand, any of which could have an adverse effect on our business and results of operations. For example, our payment processing code could contain a software bug or other misconfiguration, resulting in failure to collect payment for orders that are otherwise fulfilled, which could result in significant refunds to our customers. A software bug could also result in a customer receiving an item other than what they ordered or an ingredient to which they are allergic, causing reputational harm to us. In addition, our tax calculation code may also contain errors or defects, which may result in differences payable by us or fines owed by us. Additionally, our fraud detection software could identify false positives in the system and, in turn, could reduce transactional revenue. Furthermore, our platform allows us to deploy new versions and enhancements to all of our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities, or software bugs to all customers, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our customers.

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

Because our customers use our platform for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions, or software bugs in our platform, APIs, and systems could result in losses to our customers. Although we endeavor to limit our liability in customer agreements, our customers may be entitled to significant compensation from us in the form of service level credits, pursue litigation against us for any losses they suffer, or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, at industry conferences, or with peer companies, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our customers that attempt to limit our exposure to such claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, such a claim could be time-consuming and distracting to our management team and costly to defend, and could seriously damage our reputation and brand, making it harder for us to sell our modules.
We and certain of our third-party partners, service providers, and subprocessors transmit and store personal information of our customers and guests. If the security of this information is compromised or if such information is otherwise accessed without or beyond authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
We transmit and store personal information and other confidential information of our partners, our customers and their guests, and guests with whom we have a direct relationship. Third-party applications integrated with our platform may also handle or store personal or other confidential information, including credit card data. We do not proactively monitor the content that our customers upload and store, or the information provided to us through the applications integrated with our platform, and we do not directly control the substance of the customer content on our servers, which may include personal information. Additionally, we use dozens of third-party service providers and subprocessors to help us deliver services to customers and guests. These service providers and subprocessors may handle or store personal information, credit card information, or other confidential information. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and guests. This information could also be exposed through human error, malfeasance, or otherwise. The unauthorized release, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a data breach did not arise out of our actions or inactions, or directly impact our business, the resulting guest concern arising from a customer or competitor breach could negatively affect our customers and our business.

We integrate with a number of third-party service providers in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such service providers, a security breach of one of these providers could become negatively associated with our brand or our assistance in responding to such a breach could tie up our internal resources. By the nature of the integrations, we could also get directly drawn into any resulting lawsuits. We are also subject to federal, state, provincial, and other laws regarding cybersecurity and data protection. Some jurisdictions have enacted laws requiring companies to notify affected individuals or government agencies of security breaches involving certain types of personal information and our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain customers, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. As credit card information and sensitive authentication data is transmitted through our platform, we may be required by card networks and our contracts with payment processors to adhere to the Payment Card Industry Data Security Standards.

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

Additionally, laws in all 50 states require us to provide notice to affected individuals when certain personal information, including payment information, has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, or CCPA, provides consumers with certain rights, including to access, correct, and delete their personal information and to opt out of certain practices and also imposes operational requirements for covered businesses. The CCPA provides a private right of action imposing civil penalties against businesses that suffer certain security breaches resulting in exposure of certain sensitive information. The CCPA is already the subject of active enforcement by the California Attorney General and will also be enforced by the new California Privacy Protection Agency. The CCPA may increase our compliance costs and exposure to liability. Several other states, including Colorado, Virginia, Connecticut, Utah, Texas, Oregon, Tennessee, Delaware, and Iowa recently passed and/or enacted new privacy laws similar to the CCPA, some of which took effect in 2023. The effects of these new state laws are potentially significant and may require us to modify our data collection or processing practices and policies and, in turn, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and litigation.

Further, by diverting internal resources toward compliance, these laws may impede our development and could limit the adoption of our services. Finally, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy or data security laws, rules, and regulations. For example, in Europe, the collection and use of personal information is governed by the European Union’s, or E.U., General Data Protection Regulation and the United Kingdom’s, or U.K., implementation of the same, or collectively the GDPR. Among other obligations, the GDPR regulates transfers of personal information from the E.U. and U.K. to non-EU/UK countries, such as the United States, and requires businesses to implement safeguards to protect the security and confidentiality of personal data, provide notification of data breaches, and take certain measures when engaging third-party processors. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals may claim damages as a result of GDPR violations. Other jurisdictions outside the E.U. and U.K. are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR, and we may be required to assist such customers with their compliance obligations. Assisting our customers in complying with the GDPR, or complying with the GDPR ourselves if we expand our business to the E.U. and U.K. in the future, may cause us to incur substantial operational costs or require us to change our business practices and could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties, or adverse publicity, which could have an adverse effect on our reputation and business.
Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or could harm our business.

We began commercially offering Olo Pay in the first quarter of 2022. In connection with this offering, the payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them, including in ways that may limit our ability to offer Olo Pay. We have also agreed, via our contracts with our payment processing partners, to comply with certain contractual obligations in addition to the payment card network operating rules. Through our offering of Olo Pay, we have agreed to reimburse our payment processor partners for fines they are assessed by payment card networks as a result of any rule violations by us or our customers. We are also required to reimburse guests for chargebacks not funded by our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and customers currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards on their networks, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment processing partners and payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.

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

We currently substantially rely on a limited number of third-party payment processors to facilitate payments made by guests and payments made to customers through the Olo Pay module. While we may develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. In the event that any of our third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.

We believe the licensing and registration requirements of the Financial Crimes Enforcement Network and state agencies that regulate banks, money service businesses, money transmitters, and other providers of electronic commerce services do not apply to us. One or more governmental agencies may conclude that, under its statutes or regulations, we are engaged in activity requiring licensing or registration. In that event, we may be subject to monetary penalties and adverse publicity and may be required to cease doing business with residents of those jurisdictions until we obtain the requisite license or registration.

We are also in the process of becoming a payment facilitator. This is a complicated process and we are not certain that we will be able to complete this process, as we must meet the requirements of our payment processing partners. If we complete this process, we must comply with additional provisions of the payment card network operating rules and additional contractual obligations. In addition to the risks described above, being a payment facilitator means that we may be contractually required to assume more risk on behalf of our customers that use Olo Pay. Specifically, we may be contractually obligated to manage fraud costs to the extent they are facilitated by our customers through Olo Pay. In addition, we are implementing a process to evaluate the risk posed by our customers and potential customers to minimize the risk of onboarding customers that pose elevated risk of potential losses, including but not limited to losses resulting from data security incidents, instances of fraud, and increased chargebacks. We may be subject to liability from losses caused by such elevated risk customers. Failure to complete the process to become a payment facilitator, or failure to meet the obligations imposed on payment facilitators, could adversely affect our customer relationships, business, reputation, brand, financial condition, and results of operations.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own 14 registered trademarks in the United States, as of December 31, 2023, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.
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
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers, our partners or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees or the current or former employees of companies acquired through acquisitions. Litigation has in the past and may in the future result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more of such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.
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
We receive significant media coverage in the United States, especially in the restaurant trade press. Any unfavorable media coverage or negative publicity about our company, for example stories criticizing the quality and reliability of our platform or our privacy and security practices; describing the loss or misuse of our customer data or guests’ personal information; negatively discussing our platform changes, litigation, or regulatory activity; or raising negative actions of our partners or our customers, could seriously harm our reputation. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customers, and result in decreased revenue, which could seriously harm our business.
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

Our DSPs and other partners’ revenue is dependent on the pricing models they use to calculate earnings. In particular, the DSPs’ pricing models have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. An increasing number of municipalities have proposed delivery network fee caps with respect to DSPs’ delivery offerings. For example, in 2022, New York City began requiring DSPs to obtain a license in order to do business within the city; instituted a percentage cap on service, transaction, and other fees that DSPs may charge food service establishments; and began allowing food delivery workers to unilaterally cap the distances they are required to travel for delivery. Additional regulation of the DSPs, including with regard to licensing, sharing of end user data, and classifying workers as employees or independent contractors, could increase their operating costs and adversely affect their business, which may in turn adversely affect our business. For instance, the Department of Labor’s “Final Rule: Employee or Independent Contractor Classification Under the Fair Labor Standards Act, RIN 1235-AA43,” or other applicable law, could be interpreted or applied to deem DSPs employees rather than independent contractors. Furthermore, our partners may be forced to change their pricing models, or otherwise limit or abandon their business operations altogether, in jurisdictions where laws or regulations significantly impact their business, which could ultimately harm our revenue.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We have in the past and may in the future incorporate machine learning and AI solutions into our platform, modules, services, and features, and these applications have become and may continue to become increasingly important in our operations over time. For example, OrderReady AI is our machine-learning-based solution that is built to enable brands to provide more accurate quote times. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems, In addition, the use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, increased research and development costs, or legal liability. The rapid evolution of AI, including potential government regulation of AI, has in the past and will in the future require significant resources to develop, test, and maintain our platform, modules, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Employee Related Risks

If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.

We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. In June 2023, we announced a workforce reduction impacting approximately 11% of our workforce as part of our efforts to reorganize our business units to better focus our investments on customer needs and to support our long-term growth objectives, or Restructuring Plan. The workforce reduction may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, anticipated headcount growth and our policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office may make it difficult to maintain important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.

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

In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with appropriate qualifications. In many markets, competition for qualified individuals is substantial and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire top talent, we may be required to pay higher wages or provide increased levels of benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other technology companies. We also place a heavy emphasis on the qualification and training of our team members, and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in additional costs and a diversion of our time and resources. The workforce reduction we have implemented as part of our Restructuring Plan may negatively impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Capital markets have been volatile, which may cause the perceived value of our equity awards to decline and cause prospective employees to believe there is limited upside to the value of our equity awards, which would adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Industry Risks

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, have in the past and could in the future adversely impact the health of our customers, limit our ability to grow our business, and negatively affect our results of operations.

Our results of operations have in the past and may in the future vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, elevated interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, availability of continued federal economic stimulus and other governmental efforts, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, evolving events in Israel, Gaza, and the Middle East, and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions, and negative impacts to the growth of our business, revenue, and earnings.

More specifically, we are heavily reliant on the restaurant, food, and delivery industries, and any downturn or shift in those industries could significantly impact our results. In poor or uncertain economic conditions, restaurant guest traffic could be adversely impacted if guests choose to dine out or order less frequently or reduce the amount they spend on meals. In addition, inflation and the rising costs of food and labor have caused some businesses in the restaurant food and delivery industries to raise their prices which, for some businesses, has caused a decline in guest traffic. Further, to the extent there is a sustained general economic downturn and our solutions are perceived by existing and potential restaurant customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in on-demand digital commerce spending. For example, we have in the past observed elongated sales cycles. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Additionally, reports, whether true or not, of foodborne illnesses and injuries caused by food tampering have severely injured the reputations of participants in the food business and the restaurant industry generally, and could continue to do so in the future, and those reports could harm our business and results of operations. The potential for acts of terrorism on the United States’ food supply also exists and, if such an event occurs, it could harm our business and results of operations.

In addition, we contract directly with our DSPs to provide delivery services to our restaurant customers through our Dispatch module and then invoice our restaurant customers for the cost associated with DSP services. As a result, we may be required to make payments to DSPs prior to receiving payment from our restaurant customers for DSP transactions, which could reduce the amount of cash and cash equivalents we have available for the period between payment to the DSPs and receipt of payment from the restaurant customer. In addition, restaurant customers have in the past and could in the future go out of business, become insolvent, or otherwise be unable to pay for DSP transactions, and we are responsible for making payments to the DSPs that our customers otherwise would have made, which adversely affects our business. Furthermore, our DSPs and other vendors, suppliers or partners may raise prices due to inflation, rising costs, or changing regulations. If this occurs, we may not be able to pass on these increased costs to our restaurant customers. This may materially and adversely affect our business, including our competitive position, market share, revenues, and earnings.

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
Our financial success is dependent, in part, on the ability of our restaurant customers to increase digital ordering and maintain profitability. These customers have in the past and may in the future experience increased operating costs, including as a result of changes to food, labor, rent, energy, occupancy, insurance, and supply costs, and they may be unable to recover these costs through increased menu prices, and as a result, may cease operations. Additionally, if our restaurant customers raise prices in light of these factors, order volume may decline, which could harm our revenue and results of operations. For example, some of our restaurant customers raised prices in 2023 and we observed a decline in order volume following such price increases.

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
•health epidemics or pandemics;
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
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of December 31, 2023, holders of our Class B common stock collectively owned shares representing approximately 83% of the voting power of our outstanding capital stock. As of December 31, 2023, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 84% of the voting power of our outstanding capital stock.
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

On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Such repurchases may be made from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, the program may be modified, suspended, or terminated at any time by the Board of Directors at its discretion.

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

We may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks, assumptions, and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by changes in the macroeconomic and geopolitical environment as well as any resurgence in the spread of COVID-19 or variants thereof. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us. Our actual results may not always be in line with or exceed any guidance we have provided or the consensus of third parties, and may differ materially from such projections, especially in times of economic uncertainty, such as the current macroeconomic and geopolitical environment, the war in Ukraine, evolving events in Israel, Gaza, and the Middle East, rising and fluctuating interest rates and inflation, potential recessionary factors and other factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or in our control. For example, if we fail to predict the impacts that the evolution of macroeconomic conditions will have on our business and the duration of these impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise.

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
•our involvement in litigation;
•significant data breaches;
•disruptions to or other incidents involving our software;
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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation against us, such as the class action lawsuit filed on September 26, 2022, could result in substantial costs and divert our management’s attention and resources from our business, and, if the claims are successful, our business could be harmed. This risk could materially adversely affect our business, results of operations, and financial condition. A description of our legal proceedings can be found in “Legal Proceedings” included in Part I, Item 3, and “Note 16—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue and trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short-term. If we fail to meet or exceed the expectations of investors or securities analysts as a result of a revenue shortfall or otherwise, then the trading price of our Class A common stock could fall substantially.
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
As of December 31, 2023, holders of a substantial number of shares of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action for breach of a fiduciary duty owed by any current or former director, officer, or other employee of ours; any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; any claim or cause of action seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; any claim or causes of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that these provisions do not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the Securities Act of 1933, as amended, or the Securities Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated articles of incorporation provide that any person or entity purchasing or otherwise acquiring any interest in any security of ours is deemed to have notice of and consented to these provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management

    Cybersecurity risk management is a significant part of our overall risk management process. Our cybersecurity risk management program is informed by security frameworks and standards, such as PCI DSS, ISO 27001, and CIS Controls. We have designed and implemented various information security processes that are intended to protect the confidentiality, integrity, security, and availability of our critical systems and information and provide a cross-functional framework for identifying, preventing, and mitigating cybersecurity threats and incidents, including threats and incidents associated with the use of applications developed and services provided by third-party service providers.

Our cybersecurity risk management program includes:

•an internal security team, led by our Chief Information Security Officer, or CISO, which is responsible for, among other matters, monitoring our platform through penetration testing and vulnerability scanning, managing our cybersecurity risk assessment processes, and implementing our security controls;

•an annual risk assessment performed by our internal security team designed to identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a cybersecurity incident response plan, or IRP, that establishes an organizational framework and guidelines to assist us in identifying, responding to, and recovering from cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test, or otherwise assist with other services, such as performing third-party penetration testing, assisting with incident response, and facilitating adversary simulations;

•annual cybersecurity awareness training for our employees and additional training for engineers, technical team members, members of the cybersecurity incident response team, or CSIRT, and our Board of Directors;

•a third-party risk management process for service providers and vendors, which includes review by the internal security team at onboarding and, for certain significant vendors, an annual security review; and

•an insurance policy to help mitigate, in certain circumstances, potential liabilities resulting from cybersecurity incidents and other cyber issues.

To date, risks from cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents. For more information about these risks, please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors exercises oversight over our risk management process directly, as well as through its various standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors delegates cybersecurity risk management oversight to the audit committee of the Board of Directors. The audit committee oversees our cybersecurity processes and policies on risk identification, management, and assessment. The audit committee also reviews the adequacy and effectiveness of such policies, as well as the steps taken by management to mitigate or otherwise control these cybersecurity exposures and to identify future risks. The audit committee receives periodic reports from our CISO and General Counsel, or GC, on material cybersecurity risks, developments in cybersecurity, ongoing priorities and work of the governance, risk, and compliance committee, or the GRC Committee, updated risk assessments of our cybersecurity program, and mitigation strategies. The GC is also tasked with reporting on material cybersecurity incidents, if any, to the audit committee.

Our cybersecurity risk management processes are implemented, assessed, and managed by certain members of Olo management, including our CISO and GC. Our CISO has 25 years of experience in information technology and risk management at various companies, such as Yum Brands, Inc. and Domino’s Pizza, Inc. He is also an ISC2 Certified Information Systems Security Professional. Our GC received a cybersecurity oversight certification from the National Cybersecurity Center. Both act as chairs of our GRC Committee. The GRC Committee provides direction, oversight, and management of our cybersecurity and privacy programs with a focus on business objectives, the protection of customer and employee data, safeguarding our systems, and complying with applicable laws, regulations, and contractual obligations. Cross-functional leaders within Olo, including members from our information technology, data science, finance, legal, and people & culture teams, are part of the committee. Our GRC Committee meets periodically to align cybersecurity and privacy strategy with business needs and risk appetite, monitor the execution of key cybersecurity initiatives, and serve as an escalation point for any related issues.

Olo’s IRP is also designed to escalate certain cybersecurity incidents to members of management, depending on the circumstances. Our internal security team, among others, works with our CSIRT to help assess, mitigate, and remediate cybersecurity incidents of which they are notified. Our GC, as the CSIRT leader, directs and coordinates CSIRT’s activities, in consultation with the CISO and other members of management. In addition, the IRP includes processes for reporting to the audit committee and our Board of Directors certain cybersecurity incidents.

Item 2. Properties.
Our principal executive offices are located in New York City, where we lease approximately 12,200 square feet at 99 Hudson Street, 10th Floor, New York, New York 10013 under a lease that expires in March 2025.
We also lease approximately 36,100 square feet at One World Trade Center in New York under a lease that expires in May 2030.
We use each current facility for our single operating segment and believe that such facilities are adequate to meet our current needs.
Item 3. Legal Proceedings.
A description of our legal proceedings is included in and incorporated by reference to “Note 16—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part 2, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of February 16, 2024, there were approximately 28 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
As of February 16, 2024, there were approximately 10 stockholders of record of our Class B common stock.
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

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
October 1 - 31, 2023	644,141	$5.66	644,141	$33,341
November 1 - 30, 2023	1,280,778	4.99	1,280,778	26,948
December 1 - 31, 2023	848,719	5.72	848,719	22,097
Total	2,773,638		2,773,638	22,097

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $22.1 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of December 31, 2023. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Olo Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Russell 2000, the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index, or the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on March 17, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 29, 2023, the last trading date of fiscal year 2023. The graph uses the closing market price on March 17, 2021 of $34.75 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, including, but not limited to, statements with respect to our transaction volumes, our net revenue retention, our costs and expenses, and new and existing customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We have omitted discussion of fiscal year 2022 compared to fiscal year 2021 where it would be redundant to the discussion previously included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, on February 24, 2023.
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and payment programs and enables them to collect, analyze, and act on data to drive more meaningful guest experiences. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than two million orders per day, and more than 85 million guests have transacted on our platform over the last year. As of December 31, 2023, our customer base included approximately 700 restaurant brands, representing approximately 80,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching more than $26 billion during the year ended December 31, 2023, and gross payment volume, or GPV, which we define as the gross volume of payments processed through Olo Pay, has reached $1 billion during the year ended December 31, 2023. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
Restaurants are an incredibly complex segment of the retail industry. Restaurant operators must manage the intricacies of food production for just-in-time consumption and comply with strict health and safety regulations while providing a high-quality and consistent guest experience that engenders loyalty and trust. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology consists of a fragmented set of legacy solutions, many of which were developed before the internet. At the same time, delivery service providers, or DSPs, and ordering aggregators have catalyzed digital demand, but pose new challenges for restaurant brands through lower long-term profitability, increased complexity, disintermediation of the restaurant’s direct relationship with the guest and, increasingly, directly competitive food offerings. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest-penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 16% of total restaurant industry orders in 2023, according to data from the NPD Group.
Our open SaaS platform is purpose-built to meet the complex needs of restaurants and align with the interests of the restaurant industry. We have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to enable hospitality with modern solutions across three product suites:

•Order. A suite of solutions powering restaurant brands’ on-demand commerce operations, enabling digital ordering, delivery, and channel management;

•Pay. A fully-integrated, frictionless payment platform, enabling restaurants to grow and protect their digital business through an improved customer payment experience, offering advanced fraud prevention designed to improve authorization rates for valid transactions, and increase basket conversion; and

•Engage. A suite of restaurant-centric marketing solutions optimizing Guest Lifetime Value, or LTV, by leveraging data to strengthen and enhance the restaurants’ direct guest relationships.
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
•2023: We surpassed $26 billion in GMV and $1 billion in GPV.
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
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention approximated 120% for the three months ended December 31, 2023. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue primarily from our Ordering, Switchboard, Kiosk, Catering, Virtual Brands, Sync, Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules. In addition, a portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue includes revenue generated primarily from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules.
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
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own internal platform solutions. In addition, Wingstop Inc. recently announced an initiative to develop their own technology solution, which they expect to roll out beginning in the second quarter of 2024. Starting in the third quarter of 2024, Wingstop Inc. will begin using our Voice ordering module. Management does not believe that the change to the Wingstop Inc. relationship will be material to our business, results of operations, or financial condition..
The following summarizes our average revenue per unit and approximate number of active locations for the year ended, or as of, each of the dates presented:

	Year Ended December 31,
	2023	2022
Average Revenue Per Unit	$2,702	$2,189
Ending Active Locations	80,000	87,000
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
For the quarter ended December 31, 2023, net revenue retention was approximately 120%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our approximately 700 existing brands across approximately 80,000 active locations as of December 31, 2023. We define an “active location” as a unique restaurant location that is utilizing one or more of our modules in, or at the end of, a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
From 2022 to 2023, we experienced an increase in penetration of our product modules, with brands utilizing 3.5 modules per location on average as of December 31, 2023, as compared to 3.0 modules as of December 31, 2022. We believe this demonstrates an opportunity to further increase revenue within our existing customer base by expanding and deploying additional modules. We believe that we are well-positioned to upsell our remaining customers, as our modules provide significant value, are simple to add, and operate seamlessly together. In addition, we intend to continue to work with our existing brand customers in implementing their digital strategies, which we expect will promote continued growth. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 80,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.
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
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Other Income (Expenses), Net
Other income (expenses), net in 2023 and 2022 consists primarily of income earned on our investments and money-market funds in cash and cash equivalents, partially offset by interest expense related to our credit facility.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The change in the fair value of warrant liability in 2021 relates to warrants issued to purchase our redeemable convertible preferred stock that are classified as liabilities on the balance sheet. Prior to the IPO, warrants to purchase 1,682,847 shares of our outstanding redeemable convertible preferred stock were exercised and converted into redeemable convertible preferred stock. Upon completion of the IPO, all shares of our outstanding redeemable convertible preferred stock, inclusive of the shares issued pursuant to these warrant exercises, converted into 100,196,780 shares of Class B common stock. As a result, we no longer have a change in fair value of redeemable convertible preferred stock warrant liability.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Platform	$225,179	$181,293	$144,446
Professional services and other	3,110	4,111	4,922
Total revenue	228,289	185,404	149,368
Cost of revenue:
Platform (1) (2)	85,195	52,634	26,043
Professional services and other (1) (2)	4,128	5,832	5,330
Total cost of revenue	89,323	58,466	31,373
Gross Profit	138,966	126,938	117,995
Operating expenses:
Research and development (1) (2)	73,914	74,203	59,730
General and administrative (1) (2)	85,098	70,356	68,036
Sales and marketing (1) (2)	48,190	34,043	18,205
Restructuring charges (1)	6,848	—	—
Total operating expenses	214,050	178,602	145,971
Loss from operations	(75,084)	(51,664)	(27,976)
Other income (expenses), net:
Interest income	17,237	4,592	—
Interest expense	(208)	(185)	—
Other (expense) income, net	(3)	7	77
Change in fair value of warrant liability	—	—	(18,930)
Total other income (expenses), net	17,026	4,414	(18,853)
Loss before income taxes	(58,058)	(47,250)	(46,829)
Provision (benefit) for income taxes	229	(1,282)	(4,556)
Net loss	(58,287)	(45,968)	(42,273)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(58,287)	$(45,968)	$(42,287)

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue - platform	$6,838	$5,457	$2,705
Cost of revenue - professional services and other	672	630	474
Research and development	15,055	14,053	11,283
General and administrative	20,813	20,339	16,137
Sales and marketing	7,756	5,545	2,128
Restructuring charges	1,728	—	—
Total stock-based compensation expense	$52,862	$46,024	$32,727
(2) Reclassifications were made to confirm the prior year periods to the current year presentation and had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the reclassifications.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Revenue:
Platform	98.6%	97.8%	96.7%
Professional services and other	1.4	2.2	3.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Platform	37.3	28.4	17.4
Professional services and other	1.8	3.1	3.6
Total cost of revenue	39.1	31.5	21.0
Gross Profit	60.9	68.5	79.0
Operating expenses:
Research and development	32.4	40.0	40.0
General and administrative	37.3	37.9	45.5
Sales and marketing	21.1	18.4	12.2
Restructuring charges	3.0	0.0	0.0
Total operating expenses	93.8	96.3	97.7
Loss from operations	(32.9)	(27.9)	(18.7)
Other income (expenses), net:
Interest income	7.6	2.5	0.0
Interest expense	(0.1)	(0.1)	0.0
Other (expense) income, net	0.0	0.0	0.1
Change in fair value of warrant liability	0.0	0.0	(12.7)
Total other income (expenses), net	7.5	2.4	(12.6)
Loss before income taxes	(25.4)	(25.5)	(31.4)
Provision (benefit) for income taxes	0.1	(0.7)	(3.1)
Net loss	(25.5)	(24.8)	(28.3)
Accretion of redeemable convertible preferred stock to redemption value	0.0	0.0	0.0
Net loss attributable to Class A and Class B common stockholders	(25.5)%	(24.8)%	(28.3)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Platform	$225,179	$181,293	$43,886	24.2%
Professional services and other	3,110	4,111	(1,001)	(24.3)
Total Revenue	$228,289	$185,404	$42,885	23.1%
Platform
Total platform revenue increased $43.9 million, or 24.2%, to $225.2 million for the year ended December 31, 2023 from $181.3 million for the year ended December 31, 2022. This increase was primarily the result of increased Olo Pay adoption, higher Order revenue from new customers and higher transaction volume. Annual average revenue per unit increased to approximately $2,702 for the year ended December 31, 2023 from approximately $2,189 for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, 44.7% and 50.9% of our platform revenue was subscription revenue, respectively, and 55.3% and 49.1% was transaction revenue, respectively. Active locations decreased to approximately 80,000 as of December 31, 2023 from approximately 87,000 as of December 31, 2022, due to the previously announced transition of Subway off of the platform, partially offset by new location additions.
Professional Services and Other
Total professional services and other revenue decreased $1.0 million, or 24.3%, to $3.1 million for the year ended December 31, 2023 from $4.1 million for the year ended December 31, 2022. This decrease was driven by macroeconomic factors such as labor shortages, which have delayed certain deployments due to their impact on restaurant customers at both the operator and brand levels. Additionally, our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform drove platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue:			—
Platform	$85,195	$52,634	$32,561	61.9%
Professional services and other	4,128	5,832	(1,704)	(29.2)
Total cost of revenue	$89,323	$58,466	$30,857	52.8%
Percentage of revenue:
Platform	37.3%	28.4%
Professional services and other	1.8	3.1
Total cost of revenue	39.1%	31.5%
Gross Profit	$138,966	$126,938	$12,028	9.5%
Gross Margin	60.9%	68.5%
Platform
Total platform cost of revenue increased $32.6 million, or 61.9%, to $85.2 million for the year ended December 31, 2023 from $52.6 million for the year ended December 31, 2022. This increase was primarily the result of higher processing costs associated with the increased adoption of Olo Pay. Also contributing to the increase were the costs from amortization of capitalized internal-use software and compensation costs.
Professional Services and Other
Total professional services and other cost of revenue decreased $1.7 million, or 29.2%, to $4.1 million for the year ended December 31, 2023 from $5.8 million for the year ended December 31, 2022. This decrease was primarily the result of reduced compensation costs due to decreased headcount, combined with a reduction in third party consulting costs.
Gross Profit
Gross profit increased $12.0 million to $139.0 million for the year ended December 31, 2023 from $126.9 million for the year ended December 31, 2022. Gross margin decreased to 60.9% for the year ended December 31, 2023 from 68.5% for the year ended December 31, 2022. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin as a percentage of revenue was driven by higher processing and compensation costs associated with increased Olo Pay adoption, higher platform and other compensation costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$73,914	$74,203	$(289)	(0.4)%
Percentage of total revenue	32.4%	40.0%
Research and development expense decreased $0.3 million, or 0.4%, to $73.9 million for the year ended December 31, 2023 from $74.2 million for the year ended December 31, 2022. This decrease was primarily the result of reduced compensation costs driven by a higher rate of capitalization of internal-use software development costs as we make investments in innovative solutions to support our customers’ rapidly evolving needs. This was partially offset by increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 32.4% for the year ended December 31, 2023 from 40.0% for the year ended December 31, 2022.
General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$85,098	$70,356	$14,742	21.0%
Percentage of total revenue	37.3%	37.9%
General and administrative expense increased $14.7 million, or 21.0%, to $85.1 million for the year ended December 31, 2023 from $70.4 million for the year ended December 31, 2022. This increase was primarily a result of an increase in certain litigation-related expenses including the accrual of an anticipated legal settlement as described in “Note 16—Commitments and Contingencies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Partially offsetting this increase was lower compensation costs in the second half of 2023 stemming from our workforce reduction, as well as the absence in 2023 of the impairment expense recognized in 2022 associated with the sublease of our former corporate headquarters. As a percentage of total revenue, general and administrative expenses decreased to 37.3% for the year ended December 31, 2023 from 37.9% for the year ended December 31, 2022.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$48,190	$34,043	$14,147	41.6%
Percentage of total revenue	21.1%	18.4%
Sales and marketing expense increased $14.1 million, or 41.6%, to $48.2 million for the year ended December 31, 2023 from $34.0 million for the year ended December 31, 2022. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense increased to 21.1% for the year ended December 31, 2023 from 18.4% for the year ended December 31, 2022.
Restructuring Charges

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Restructuring charges	$6,848	$—	$6,848	Not meaningful
Percentage of total revenue	3.0%	—%
Restructuring charges were $6.8 million for the year ended December 31, 2023 and are comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a workforce reduction. We did not incur any restructuring costs for the year ended December 31, 2022.
Other Income (Expenses), net

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$17,237	$4,592	$12,645	275.4%
Percentage of total revenue	7.6%	2.5%
Interest expense	(208)	(185)	(23)	12.4%
Percentage of total revenue	(0.1)%	(0.1)%
Other (expense) income, net	(3)	7	(10)	(142.9)%
Percentage of total revenue	—%	—%
Total other income, net	$17,026	$4,414	$12,612	285.7%
Percentage of total revenue	7.5%	2.4%
Other income for the year ended December 31, 2023 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily driven by an increase in amounts invested and an increase in interest rates.

Provision (Benefit) for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$229	$(1,282)	$1,511	(117.9)%
Percentage of total revenue	0.1%	(0.7)%
Provision for income taxes for the year ended December 31, 2023 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Liquidity and Capital Resources
General
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $388.3 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the year ended December 31, 2023, we repurchased 8,849,632 shares of our Class A common stock for approximately $58.1 million under the Stock Buyback Program.
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank, or the Prime Rate, or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and

Restated LSA, or a Success Fee Trigger, in an amount equal to: (i) $600,000, if the Success Fee Trigger occurs prior to June 10, 2024; (ii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iii) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (iv) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.

As of December 31, 2023, we had $43.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank related to a revolving credit and term loan facility, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of our former corporate headquarters at One World Trade Center. As of December 31, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2023, and expect to remain in compliance for at least the upcoming twelve months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(6,568)	$2,344
Net cash used in investing activities	(19,490)	(158,483)
Net cash used in financing activities	(45,797)	(8,233)
Net Cash (Used in) Provided by Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $6.6 million, primarily due to net loss of $58.3 million adjusted for non-cash charges of $67.6 million, and a net decrease attributable to our operating assets and liabilities of $15.9 million. The non-cash adjustments primarily relate to stock-based compensation charges of $52.9 million and depreciation and amortization expense of $10.3 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $25.0 million due primarily to a change in billing timing starting in 2023, whereby billings are processed near the end of the month and collected early in the next month, rather than being processed and collected in the same month as was the case in 2022. Also contributing to the increase in accounts receivable was growth in revenue. This was partially offset by a $15.9 million increase in accrued expenses and other current liabilities related primarily to an accrued legal settlement and fees related thereto, the timing of certain employee compensation payments, and a liability related to cash received on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant.
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
Net Cash Used in Investing Activities
Cash used in investing activities was $19.5 million during the year ended December 31, 2023, primarily due to $13.0 million for the development of capitalized internal-use software to support further product development and $6.4 million of net purchases of investments.
Cash used in investing activities was $158.5 million during the year ended December 31, 2022, primarily due to $100.2 million of net purchases of investments, $49.2 million to acquire Omnivore, and $8.5 million for the development of internal use software.
Net Cash Used in Financing Activities
Cash used in financing activities was $45.8 million during the year ended December 31, 2023, primarily driven by $58.1 million of stock repurchases under the Stock Buyback Program, partially offset by $12.3 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Cash used by financing activities was $8.2 million during the year ended December 31, 2022, primarily driven by $20.1 million of stock repurchases under the Stock Buyback Program, partially offset by $12.2 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Material Cash Requirements
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2023:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$19,890	$3,710	$6,066	$5,920	$4,194
Unconditional purchase obligations (1)	5,000	5,000	—	—	—
Total	$24,890	$8,710	$6,066	$5,920	$4,194

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
See “Note 16—Commitments and Contingencies” and “Note 11—Leases” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding contractual obligations and commitments.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(75,084)	$(51,664)	$(27,976)
Plus: Stock-based compensation expense and related payroll tax expense	52,666	46,865	34,269
Plus: Charitable donation of Class A common stock	1,136	1,406	13,107
Plus: Certain litigation-related expenses	21,590	—	—
Plus: Costs and impairment charge associated with sublease of former corporate headquarters	—	3,272	—
Plus: Loss on disposal of assets	38	—	—
Plus: Non-cash capitalized software impairment	—	475	—
Plus: Capitalized internal-use software and intangible amortization	9,878	5,446	579
Plus: Restructuring charges	6,848	—	—
Plus: Certain severance costs	830	2,359	—
Plus: Transaction costs	358	1,600	2,834
Operating income, non-GAAP	$18,260	$9,759	$22,813
Percentage of revenue:
Operating margin, GAAP	(33)%	(28)%	(19)%
Operating margin, non-GAAP	8%	5%	15%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash (Used in) Provided by Operating Activities
The following table presents a reconciliation between non-GAAP free cash flow and net cash (used in) provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(6,568)	$2,344	$16,253
Purchase of property and equipment	(93)	(517)	(393)
Capitalization of internally developed software	(13,011)	(8,480)	(1,452)
Non-GAAP free cash flow	$(19,672)	$(6,653)	$14,408
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
We consider revenue recognition a critical accounting policy given the calculation of revenue is dependent upon the effective design and operation of the controls over system interfaces as well as controls over the accuracy and completeness of revenue. Further, the process to extract information from systems and databases is manual. Although there are estimations required to recognize revenue, these estimates are not sensitive.
Stock-Based Compensation
Accounting for stock-based compensation requires us to make a number of judgments, estimates, and assumptions. If any of our estimates prove to be inaccurate, our net loss and operating results could be adversely affected.
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units (or RSUs), and performance-based restricted stock units (or PSUs) granted to employees, directors, and non-employees, as well as stock purchased under our 2021 Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the awards on the date of grant. Compensation expense associated with stock options and RSUs is recognized ratably in earnings, generally over the period during which an employee is required to provide service. Compensation expense associated with PSUs is recognized using the accelerated attribution method over the period we expect the service and performance conditions under the award will be achieved. Compensation expense associated with our ESPP is recognized over the offering period for the purchase rights issued under the plan. We adjust compensation expense based on actual forfeitures as necessary.
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
•Risk-free rate. The risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant whose term is consistent with the expected life of the stock option.

•Expected dividend yield. Expected dividend yield is zero percent, as we have not paid and do not anticipate paying dividends on our common stock.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	5.24 - 6.00	5.48 - 6.07
Volatility	32% - 36%	52% - 65%
Risk-free interest rate	1.62% - 2.87%	0.50% - 1.06%
Dividend yield	0%	0%
Fair value of underlying common stock	$11.07 - $15.75	$16.78 - $30.02
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
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The significant judgments include estimation of future cash flows, which is dependent on forecasts; estimation of the long-term rate of growth; estimation of the useful life over which cash flows will occur; and determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. Valuation methodologies used to measure fair value include multiple-period excess earnings method under the income approach and the relief-from-royalty method of the income approach. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact our consolidated statements of operations in periods subsequent to the acquisition through amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future.
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
As of December 31, 2023, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of December 31, 2023, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of December 31, 2023, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of December 31, 2023, we had cash and cash equivalents of $278.2 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of December 31, 2023, we invested $147.7 million in money market funds and $110.1 million in other securities, of which $84.3 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olo Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
We identified revenue as a critical audit matter due to the high volume of individually-low-monetary-value transactions, for which the calculation of revenue is dependent upon the effective design and operation of the system interface controls as well as controls over the accuracy and completeness of revenue. This is due to the fact that the process to extract information from systems and databases is manual. Because of these factors, performing audit procedures to evaluate whether revenue was appropriately recorded required a high degree of auditor judgement and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue included the following, among others:
•With the assistance of our IT specialists, we:
–Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–Performed testing of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the subledger to the general ledger.
•For a sample of revenue transactions, we performed the following:
–Agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.
–Obtained contracts and payment support to verify the occurrence of revenue.
–Evaluated the appropriateness of the classification of revenue within the Company’s disclosures of disaggregated revenue by type and disaggregated revenue by timing of recognition.
•For a sample of platform revenue transactions derived from location activation, we verified revenue was recognized only after access had been appropriately provided to the customer.
/s/ Deloitte & Touche LLP
New York, New York
February 21, 2024
We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olo Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of Olo Inc. (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
February 25, 2022

OLO INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$278,218	$350,073
Short-term investments	84,331	98,699
Accounts receivable, net	70,264	48,128
Contract assets	412	336
Deferred contract costs	4,743	2,851
Prepaid expenses and other current assets	12,769	11,687
Total current assets	450,737	511,774
Property and equipment, net	22,055	11,700
Intangible assets, net	17,738	21,698
Goodwill	207,781	207,781
Contract assets, noncurrent	352	241
Deferred contract costs, noncurrent	5,806	4,171
Operating lease right-of-use assets	12,529	15,581
Long-term investments	25,748	2,430
Other assets, noncurrent	73	186
Total assets	$742,819	$775,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,582	$2,259
Accrued expenses and other current liabilities	68,240	52,411
Unearned revenue	1,533	2,527
Operating lease liabilities, current	2,859	3,220
Total current liabilities	77,214	60,417
Unearned revenue, noncurrent	57	661
Operating lease liabilities, noncurrent	13,968	16,827
Other liabilities, noncurrent	109	41
Total liabilities	91,348	77,946
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized as of December 31, 2023 and 2022; 108,469,679 and 105,053,030 shares issued and outstanding as of December 31, 2023 and 2022, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 54,891,834 and 57,391,687 shares issued and outstanding as of December 31, 2023 and 2022, respectively	163	162
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	867,152	855,249
Accumulated deficit	(215,829)	(157,542)
Accumulated other comprehensive loss	(15)	(253)
Total stockholders’ equity	651,471	697,616
Total liabilities and stockholders’ equity	$742,819	$775,562
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Platform	$225,179	$181,293	$144,446
Professional services and other	3,110	4,111	4,922
Total revenue	228,289	185,404	149,368
Cost of revenue:
Platform	85,195	52,634	26,043
Professional services and other	4,128	5,832	5,330
Total cost of revenue	89,323	58,466	31,373
Gross Profit	138,966	126,938	117,995
Operating expenses:
Research and development	73,914	74,203	59,730
General and administrative	85,098	70,356	68,036
Sales and marketing	48,190	34,043	18,205
Restructuring charges (Note 18)	6,848	—	—
Total operating expenses	214,050	178,602	145,971
Loss from operations	(75,084)	(51,664)	(27,976)
Other income (expenses), net:
Interest income	17,237	4,592	—
Interest expense	(208)	(185)	—
Other (expense) income, net	(3)	7	77
Change in fair value of warrant liability	—	—	(18,930)
Total other income (expenses), net	17,026	4,414	(18,853)
Loss before income taxes	(58,058)	(47,250)	(46,829)
Provision (benefit) for income taxes	229	(1,282)	(4,556)
Net loss	$(58,287)	$(45,968)	$(42,273)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(14)
Net loss attributable to Class A and Class B common stockholders	$(58,287)	$(45,968)	$(42,287)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.36)	$(0.28)	$(0.34)
Diluted	$(0.36)	$(0.28)	$(0.34)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,993,686	161,303,397	123,822,838
Diluted	162,993,686	161,303,397	123,822,838
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(58,287)	$(45,968)	$(42,273)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	238	(253)	—
Total other comprehensive income (loss)	238	(253)	—
Comprehensive loss	$(58,049)	$(46,221)	$(42,273)
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	58,962,749	$111,737	22,320,286	$22	$16,798	$(69,301)	$—	$(52,481)
Initial public offering, net of underwriting discount and deferred offering costs	—	—	20,700,000	21	477,805	—	—	477,826
Reversal of deferred offering costs	—	—	—	—	1,145	—	—	1,145
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	—	(14)	—	—	(14)
Issuance of redeemable convertible preferred stock on exercise of warrants	1,681,848	2	—	—	39,056	—	—	39,056
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(60,644,597)	(111,753)	100,196,780	100	111,653	—	—	111,753
Issuance of common stock upon settlement of Share Appreciation Rights	—	—	1,642,570	2	2,845	—	—	2,847
Issuance of common stock in connection with charitable donation	—	—	345,836	—	13,107	—	—	13,107
Issuance of common stock under the Employee Stock Purchase Plan	—	—	139,885	—	2,831	—	—	2,831
Issuance of common stock as consideration for acquisition	—	—	3,460,168	4	96,640	—	—	96,644
Fair value of substituted stock options granted in connection with acquisition	—	—	—	—	5,943	—	—	5,943
Issuance of common stock on exercise of stock options	—	—	8,892,240	9	15,228	—	—	15,237
Vesting of restricted stock units	—	—	2,424	—	—	—	—	—
Stock-based compensation	—	—	—	—	30,129	—	—	30,129
Net loss	—	—	—	—	—	(42,273)	—	(42,273)
Balance as of December 31, 2021	—	$—	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock in connection with charitable donation	—	—	172,918	—	1,406	—	—	1,406
Issuance of common stock under the Employee Stock Purchase Plan	—	—	349,623	—	2,692	—	—	2,692
Issuance of common stock on exercise of stock options	—	—	6,076,639	6	9,796	—	—	9,802
Vesting of restricted stock units	—	—	832,940	1	(1)	—	—	—
Repurchase of common stock	—	—	(2,687,592)	(3)	(20,051)	—	—	(20,054)
Stock-based compensation	—	—	—	—	48,241	—	—	48,241
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)
Net loss	—	—	—	—	—	(45,968)	—	(45,968)
Balance as of December 31, 2022	—	$—	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock in connection with charitable donation	—	—	172,918	—	1,136	—	—	1,136
Issuance of common stock under the Employee Stock Purchase Plan	—	—	459,836	1	2,462	—	—	2,463
Issuance of common stock on exercise of stock options	—	—	5,694,748	6	9,910	—	—	9,916
Vesting of restricted stock units	—	—	3,438,926	3	(3)	—	—	—
Repurchase of common stock	—	—	(8,849,632)	(9)	(58,071)	—	—	(58,080)
Stock-based compensation	—	—	—	—	56,469	—	—	56,469
Other comprehensive income	—	—	—	—	—	—	238	238
Net loss	—	—	—	—	—	(58,287)	—	(58,287)
Balance as of December 31, 2023	—	$—	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(58,287)	$(45,968)	$(42,273)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,289	6,020	1,615
Stock-based compensation	52,862	46,024	32,727
Charitable donation of Class A common stock	1,136	1,406	13,107
Provision for expected credit losses	2,874	283	364
Change in fair value of warrants	—	—	18,930
Non-cash lease expense	2,726	2,388	—
Deferred income tax benefit	—	(1,519)	(4,896)
Loss on disposal of assets	38	—	—
Non-cash impairment charges	—	2,806	—
Other non-cash operating activities, net	(2,328)	(1,135)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,009)	(5,642)	3,734
Contract assets	(187)	377	(96)
Prepaid expenses and other current and noncurrent assets	(969)	(5,191)	(2,837)
Deferred contract costs	(3,527)	(839)	(1,007)
Accounts payable	2,324	(130)	(6,820)
Accrued expenses and other current liabilities	15,891	7,308	1,603
Operating lease liabilities	(2,905)	(2,535)	—
Unearned revenue	(1,597)	(1,243)	2,259
Other liabilities, noncurrent	101	(66)	(157)
Net cash (used in) provided by operating activities	(6,568)	2,344	16,253
Investing activities
Purchases of property and equipment	(93)	(517)	(393)
Capitalized internal-use software	(13,011)	(8,480)	(1,452)
Acquisitions, net of cash acquired	—	(49,241)	(75,227)
Purchases of investments	(130,428)	(151,723)	—
Sales and maturities of investments	124,042	51,478	—
Net cash used in investing activities	(19,490)	(158,483)	(77,072)
Financing activities
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	—	485,541
Cash received for employee payroll tax withholdings	15,528	9,094	46,956
Cash paid for employee payroll tax withholdings	(15,527)	(9,094)	(46,956)
Proceeds from exercise of warrants	—	—	392
Payment of deferred finance costs	—	—	(136)
Payment of deferred offering costs	—	(423)	(4,124)
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	12,282	12,244	17,835
Repurchase of common stock	(58,080)	(20,054)	—
Net cash (used in) provided by financing activities	(45,797)	(8,233)	499,508
Net (decrease) increase in cash and cash equivalents	(71,855)	(164,372)	438,689
Cash and cash equivalents, beginning of year	350,073	514,445	75,756
Cash and cash equivalents, end of year	$278,218	$350,073	$514,445

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$73	$292	$393
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$20,168	$—
Capitalization of stock-based compensation for internal-use software	$3,607	$2,208	$288
Vesting of early exercised stock options	$97	$232	$232
Employee receivables for options exercised	$—	$18	$—
Purchase of property and equipment	$7	$7	$30
Common stock issued in connection with acquisition	$—	$—	$96,644
Fair value of substituted stock options granted in connection with acquisition	$—	$—	$5,943
Accrued offering costs	$—	$—	$345
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$14
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
Reclassifications
Effective January 1, 2023, we began allocating certain employee-related costs to platform cost of revenues, professional services and other cost of revenues, sales and marketing, and research and development expenses. Previously, such costs had been presented within general and administrative expenses on our consolidated statement of operations. These costs are allocated based on each department’s proportionate share of total employee headcount. We determined that these changes would better reflect industry practice and provide more meaningful information as well as increased transparency of our operations.

OLO INC.
Notes to Consolidated Financial Statements
The following employee-related cost reclassifications were made to conform the prior year periods presented to the current year presentation and had no effect on previously reported operating loss, net loss, or accumulated deficit for the years ended December 31, 2022 and 2021:
•For the year ended December 31, 2022, $2.7 million was reclassified from general and administrative expense as follows: $0.8 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.4 million into sales and marketing expenses, and $1.3 million into research and development expenses.
•For the year ended December 31, 2021, $1.6 million was reclassified from general and administrative expense as follows: $0.5 million into platform cost of revenue, $0.1 million into professional services and other cost of revenue, $0.2 million into sales and marketing expenses, and $0.8 million into research and development expenses.
Other prior year amounts have been reclassified to conform with current year presentations as follows:
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
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer, as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment, which we have also determined to be one reporting unit for goodwill impairment testing, as all of our offerings operate on a single platform and are deployed in an identical way, with our CODM evaluating our financial information, resources and performance of these resources on a combined basis. Since we operate in one operating segment, all required financial segment information can be found in the financial statements. As of December 31, 2023 and 2022, we did not have assets located outside of the United States and international revenue recognized during the years ended December 31, 2023, 2022, and 2021 was not material.

OLO INC.
Notes to Consolidated Financial Statements
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the years ended December 31, 2023, 2022, and 2021, one customer accounted for 12%, 12%, and 18% of our revenue, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. We consider all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. The remaining balance we received on behalf of the subtenant of $2.0 million is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2023. See “Note 11—Leases” for more details.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Our investments are classified as available-for-sale at the time of purchase, and we reevaluate such classification as of each balance sheet date. We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the consolidated balance sheets. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the consolidated statements of operations.
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
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30 days. The accounts receivable balance at December 31, 2023 and 2022 included unbilled receivables of $0.7 million and $0.6 million, respectively.
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

OLO INC.
Notes to Consolidated Financial Statements
as necessary or upon certain triggering events, based on the financial condition of customers, which includes the delinquency level, historical write-off experience, customer type, and other assumptions such as the current economic environment.
The following summarizes our allowance for credit losses activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$612	$657	$631
Provision for expected credit losses	2,874	283	364
Writeoffs	(701)	(328)	(338)
Ending balance	$2,785	$612	$657
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
We allocate costs capitalized for contracts to the related performance obligations and amortize these costs on a straight-line basis over the expected period of benefit of those performance obligations. We determined that commissions paid on renewals are commensurate with commissions paid on initial contracts. Accordingly, we amortize commissions on initial contracts over the contract period which is generally three years. We also amortize commissions on renewal contracts over the renewal contract period, which are generally between one to three years. Amounts expected to be recognized within one year of the balance sheets date are recorded as current deferred contract costs. The remaining portion is recorded as non-current deferred contract costs in the accompanying consolidated balance sheets. Amortization of costs capitalized to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
We periodically evaluate whether there have been any changes in our business, market conditions, or other events which would indicate that the amortization period should be changed, or if there are potential indicators of impairment. For the years ended December 31, 2023, 2022, and 2021, we have not identified any potential indicators of material impairment.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. No material impairment was required on long-lived assets for the years ended December 31, 2023 and 2021. We recorded a non-cash impairment charge of $0.1 million for the year ended December 31, 2022 in connection with the sublease of our former corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. See “Note 5—Property and Equipment” for additional information on the asset impairment.
Capitalized Internal-Use Software
We capitalize certain qualified costs incurred in connection with the development of internal-use software. We evaluate the costs incurred during the application development stage of internal use software to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are

OLO INC.
Notes to Consolidated Financial Statements
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
We review goodwill for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we review qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This step is referred to as the “Step Zero” assessment. If factors indicate that it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount, we proceed to a quantitative (“Step One”) assessment to determine the existence and amount of any goodwill impairment. In performing a Step One assessment, the fair value of the reporting unit is determined by using a discounted cash flow method where we analyze the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. We evaluated goodwill using a Step Zero analysis during the fourth quarters of 2023 and 2022, and determined that goodwill was not impaired. There were no impairment charges recognized related to goodwill or intangible assets during the years ended December 31, 2023, 2022, and 2021.
Leases
We determine if an arrangement is a lease or contains a lease at inception. Our lease agreements are generally for office facilities, and the determination of whether such agreements contain leases generally does not require significant estimates or judgments. Our leases may also contain non-lease components such as payments of maintenance, utilities, and

OLO INC.
Notes to Consolidated Financial Statements
taxes, which we have elected to account for separately, as these amounts are readily determinable. At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of the minimum rental payments discounted using our incremental borrowing rate (“IBR”) over the lease term (or, if readily determinable, the rate implicit in the lease). The IBR is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We determine our IBR by obtaining interest rates from various external financing sources and made certain adjustments to reflect the terms of the lease and type of the asset leased. The right-of-use asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred and excludes lease incentives. We subleased a portion of our office space and recognized rental income on a straight-line basis as an offset to other leases costs, net, which is allocated across cost of revenue and operating expenses accordingly.
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

OLO INC.
Notes to Consolidated Financial Statements
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
Our Network module allows brands to take orders from non-aggregator digital channels (e.g., Order with Google, which enables restaurants to fulfill orders directly through Google Search results and Google Maps pages). We typically collect a fee from the restaurant for each transaction, which is recognized at the time of the transaction.
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

OLO INC.
Notes to Consolidated Financial Statements
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

OLO INC.
Notes to Consolidated Financial Statements
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of capitalized internal-use software and developed technology, payment processing, data center related costs, and allocated overhead costs associated with delivering these services.
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
We expense all advertising costs when incurred. We incurred advertising expenses of approximately $1.5 million, $0.9 million, and $1.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expense is recorded as a component of sales and marketing expenses in the consolidated statements of operations.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include amortization of trademarks, insurance and travel-related expenses, and allocated overhead.

OLO INC.
Notes to Consolidated Financial Statements
Restructuring Charges
Restructuring charges are comprised of one-time termination benefits for severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Restructuring charges were recorded under a one-time benefit arrangement and accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits were expensed at the date the employees were notified. See “Note 18—Restructuring Charges” for additional information on amounts recorded.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) granted to employees, directors, and non-employees, as well as purchases under our 2021 Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value of the awards on the date of grant. Compensation expense associated with stock options and RSUs is recognized ratably in earnings, generally over the period during which an employee is required to provide service. Compensation expense associated with PSUs is recognized using the accelerated attribution method over the period we expect the service and performance conditions under the award will be achieved. Compensation expense associated with our ESPP is recognized over the offering period for the purchase rights issued under the plan. We adjust compensation expense based on actual forfeitures as necessary.
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

OLO INC.
Notes to Consolidated Financial Statements
Performance-Based Awards
Starting in 2023, we began awarding PSUs in addition to RSUs, which have performance and service vesting requirements. The fair value for PSUs is calculated based on the stock price on the date of grant and the PSUs vest depending on the achievement of certain financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics throughout the defined performance period of the award, the number of PSUs issued could range from 0% to 120% of the target amount. As of interim and annual reporting periods, stock-based compensation expense for PSUs is adjusted based on expected achievement of performance targets.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with

OLO INC.
Notes to Consolidated Financial Statements
early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2023-07 and expect to adopt for the year ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that adopting ASU 2023-09 will have on our consolidated financial statements and disclosures.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$100,639	$3,110	$103,749
Transferred at a point in time	124,540	—	124,540
Total revenue	$225,179	$3,110	$228,289

	Year Ended December 31, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$92,304	$4,111	$96,415
Transferred at a point in time	88,989	—	88,989
Total revenue	$181,293	$4,111	$185,404

	Year Ended December 31, 2021
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$67,065	$4,922	$71,987
Transferred at a point in time	77,381	—	77,381
Total revenue	$144,446	$4,922	$149,368
Contract Balances
Contract Assets
As described in “Note 2–Significant Accounting Policies,” professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.8 million and $0.6 million as of December 31, 2023 and 2022, respectively.

OLO INC.
Notes to Consolidated Financial Statements
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the year ended December 31, 2023, we recognized $1.9 million of revenue related to contracts that were included in unearned revenue at December 31, 2022. During the year ended December 31, 2022, we recognized $1.6 million of revenue related to contracts that were included in unearned revenue at December 31, 2021.
As of December 31, 2023, our remaining performance obligations were approximately $30.2 million, approximately 56% of which we expect to recognize as revenue over the next 12 months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$7,022	$6,183
Capitalization of deferred contract costs	8,140	4,485
Amortization of deferred contract costs	(4,613)	(3,646)
Balance at end of period	$10,549	$7,022
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

OLO INC.
Notes to Consolidated Financial Statements
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$130,566	$—	$130,566	$130,566	$—	$—
Level 1:
Money market funds	147,652	—	147,652	147,652	—	—
Commercial paper	16,408	11	16,419	—	16,419	—
Subtotal	164,060	11	164,071	147,652	16,419	—
Level 2:
Certificates of deposit	15,366	21	15,387	—	15,387	—
U.S. Government and agency securities	49,393	(73)	49,320	—	33,198	16,122
Corporate bonds	28,927	26	28,953	—	19,327	9,626
Subtotal	93,686	(26)	93,660	—	67,912	25,748
Level 3:	—	—	—	—	—	—
Total	$388,312	$(15)	$388,297	$278,218	$84,331	$25,748

	As of December 31, 2022
	Cost	Net Unrealized Losses	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$200,808	$—	$200,808	$200,808	$—	$—
Level 1:
Money market funds	142,168	—	142,168	142,168	—	—
Commercial paper	21,920	(39)	21,881	—	21,881	—
Subtotal	164,088	(39)	164,049	142,168	21,881	—
Level 2:
Certificates of deposit	35,081	(97)	34,984	6,351	28,633	—
U.S. Government and agency securities	30,408	(42)	30,366	—	29,431	935
Corporate bonds	21,070	(75)	20,995	746	18,754	1,495
Subtotal	86,559	(214)	86,345	7,097	76,818	2,430
Level 3:	—	—	—	—	—	—
Total	$451,455	$(253)	$451,202	$350,073	$98,699	$2,430
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the year ended December 31, 2023. During the year ended December 31, 2022, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million, as more fully described in “Note 5—Property and Equipment.” In addition, during the year ended December 31, 2022, we entered into a sublease of our former corporate headquarters, and in connection with this, we recorded a non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures within the leased space. See “Note 11—Leases” for additional information on the sublease agreement.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to Consolidated Financial Statements
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in Years)	As of December 31, 2023	As of December 31, 2022
Computer and office equipment	3 - 5	$1,800	$1,864
Capitalized internal-use software	3	30,288	13,668
Furniture and fixtures	10	33	132
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	45	364
Total property and equipment		32,166	16,028
Less: accumulated depreciation and amortization		(10,111)	(4,328)
Total property and equipment, net		$22,055	$11,700
Depreciation and amortization expense was approximately $6.3 million, $2.2 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
We recorded a non-cash impairment charge of $0.1 million for the year ended December 31, 2022 in connection with the sublease of our former corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. This amount was recorded in general and administrative expenses within the consolidated statement of operations. See “Note 11—Leases” for additional information on the sublease agreement.
Capitalized Internal-Use Software
As of December 31, 2023 and 2022 gross capitalized costs related to internal-use software of $30.3 million and $13.7 million, respectively, were included within property and equipment, net on the balance sheet, and such amounts are amortized on a straight-line basis over the estimated useful life of the software within platform cost of revenue. Amortization expense recorded for the years ended December 31, 2023, 2022, and 2021 was $5.9 million, $1.7 million, and $0.6 million, respectively. Associated with the balances as of December 31, 2023, we expect our annual amortization expense for capitalized internal-use software to be $7.7 million in 2024, $6.5 million in 2025, and $2.0 million in 2026.
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
We finalized the valuation of assets acquired and liabilities assumed for the acquisition of Omnivore during the year ended December 31, 2023. We did not record any measurement period adjustments during the year ended December 31, 2023.

OLO INC.
Notes to Consolidated Financial Statements
Purchase Price Allocation
The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price (at fair value), including measurement period adjustments, of the assets acquired and liabilities assumed of Omnivore (in thousands):

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
We recorded $0.1 million and $1.3 million in transaction related expenses, primarily related to compensation, advisory, legal, valuation, and other professional fees, for the years ended December 31, 2023 and 2022, respectively. The transaction related expenses are recorded primarily within the sales and marketing and general and administrative expenses line items of the consolidated statements of operations.
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

OLO INC.
Notes to Consolidated Financial Statements
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
We finalized the valuation of assets acquired and liabilities assumed for the acquisition of Wisely during the year ended December 31, 2022.
Purchase Price Allocation
The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Wisely (in thousands):

Final Purchase Price Allocation
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
We recorded $0.3 million, $0.3 million and $2.8 million in transaction related expenses, primarily related to legal and insurance fees, compensation, valuation, and other professional fees for the years ended December 31, 2023, 2022 and 2021, respectively.
7.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	162,956
Adjustment to Wisely acquisition	(94)
Omnivore Acquisition	44,919
Balance at December 31, 2022	$207,781
Adjustments	—
Balance at December 31, 2023	$207,781

OLO INC.
Notes to Consolidated Financial Statements
The gross book value and accumulated amortization of intangible assets, net, as of December 31, 2023 and 2022 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.94	$14,595	$(5,025)	$9,570
Customer relationships	5.87	10,921	(2,904)	8,017
Trademarks	0.96	486	(335)	151
Balance at December 31, 2023		$26,002	$(8,264)	$17,738

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	4.94	$14,595	$(2,593)	$12,002
Customer relationships	6.87	10,921	(1,539)	9,382
Trademarks	1.95	486	(172)	314
Balance at December 31, 2022		$26,002	$(4,304)	$21,698
Amortization expense associated with the acquired intangible assets was $4.0 million, $3.8 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021 respectively.
As of December 31, 2023, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2024	$3,941
2025	3,806
2026	3,798
2027	3,515
2028	1,487
Thereafter	1,191
Total	$17,738
No goodwill or intangible asset impairment losses were recognized during the years ended December 31, 2023, 2022, and 2021 . See “Note 6—Acquisitions” for additional information on the acquisitions of Omnivore and Wisely.
8.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Prepaid software licensing fees	$4,177	$3,197
Prepaid insurance	2,827	3,717
Other	5,765	4,773
Total prepaid expenses and other current assets	$12,769	$11,687

OLO INC.
Notes to Consolidated Financial Statements
9.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Accrued delivery service partner fees	$39,964	$40,846
Accrued compensation and benefits	9,148	6,986
Accrued legal settlement (1)	9,000	—
Professional and consulting fees	3,866	1,262
Sublease liability (2)	2,032	—
Accrued taxes	1,068	674
Other	3,162	2,643
Total accrued expenses and other current liabilities	$68,240	$52,411

(1) See “Note 16—Commitments and Contingencies” for details.
(2) We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. See “Note 11—Leases” for more details.
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
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Pacific Western Bank (the “Prime Rate”) or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA (a “Success Fee Trigger”), in an amount equal to: (i) $600,000, if the Success Fee Trigger occurs prior to June 10, 2024; (ii) $400,000, if the Success Fee Trigger occurs on or after June 10, 2024 and prior to June 10, 2025; (iii) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (iv) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2023, and expect to remain in compliance for at least the upcoming twelve months.
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

OLO INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2023, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash and $1.4 million in our letter of credit on the lease of One World Trade Center. As of December 31, 2023, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Interest expense related to the line of credit was immaterial for each of the years ended December 31, 2023, 2022, and 2021. Deferred financing costs related to the Second Amended and Restated LSA were capitalized and are included within other current and non-current assets as of December 31, 2023.
11.Leases
Our operating lease portfolio consists of three non-cancelable operating leases of office space and the remaining lease term expiration dates span from January 2025 to May 2030. In December 2022, we entered into a new lease agreement and relocated our corporate headquarters (“Headquarters Lease”). The Headquarters Lease is a non-cancelable operating lease which expires in March 2025. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
The elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$3,815	$3,459
Other lease income	(2,513)	(549)
Total lease costs	$1,302	$2,910
Rent expense, excluding sublease income, under ASC 840, Leases, was $3.3 million for the year ended December 31, 2021. Rental income was $0.3 million for the year ended December 31, 2021.

Other information related to operating leases were as follows (in thousands, except for years and percentages):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the initial measurement of lease liabilities	$3,940	$3,606
Weighted average remaining lease term (years)	6.08	6.74
Weighted average discount rate	5.59%	5.59%

OLO INC.
Notes to Consolidated Financial Statements
As of December 31, 2023, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

2024	$3,710
2025	3,106
2026	2,960
2027	2,960
2028	2,960
Thereafter	4,194
Total future minimum lease payments	19,890
Less: imputed interest	(3,063)
Total	$16,827
In March 2023, we abandoned our office lease located at 26 Broadway, New York, New York, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.
We received restricted cash during 2023 on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. The remaining balance we received on behalf of the subtenant of $2.0 million is included in cash and cash equivalents, with an equal and offsetting liability in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2023. During February 2024, the subtenant surrendered the premises back to us.
In August 2022, we entered into a sublease agreement for the remaining term of the Former Headquarters lease that expires in May 2030. In accordance with ASC Topic 360, we evaluated the associated assets for impairment, which included the right-of-use asset and furniture and fixtures for the office space. We compared the expected future undiscounted cash flows attributable to the associated assets to the carrying value and determined that they were impaired. Based on this evaluation, we determined that a portion of the right-of-use asset was no longer recoverable and recorded a right-of-use asset impairment charge of $2.2 million for the year ended December 31, 2022. We also determined that furniture and fixtures related to the space were no longer recoverable, and recorded an asset impairment charge for the carrying value of the assets of $0.1 million year ended December 31, 2022. We also recorded broker commission fees of $0.9 million in connection with entering into the sublease. These impairment charges and commission expenses were recorded in general and administrative expenses in the consolidated statement of operations.
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

OLO INC.
Notes to Consolidated Financial Statements
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
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of December 31, 2023	As of December 31, 2022
Shares available for grant under employee stock purchase plan	5,579,991	4,988,944
Shares available for grant under stock option plan	25,029,007	23,358,039
Restricted and performance-based restricted stock units	9,940,581	4,559,917
Options issued and outstanding under stock option plan	21,797,792	29,859,096
Total common stock reserved for future issuance	62,347,371	62,765,996
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
The following table summarizes the share repurchase activity of our Class A common stock under the Stock Buyback Program for the periods presented (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2022				$100,000
Repurchases of common stock for the year ended:
December 31, 2022	2,687,592	$7.44	$20,000	(20,000)
December 31, 2023	8,849,632	$6.54	$57,903	(57,903)
Total	11,537,224	$6.75	$77,903	$22,097

(1) Average price paid per share and value of shares excludes broker commission fees.
Charitable Contributions
In March 2021, our Board of Directors approved the issuance of 1,729,189 shares of our Class A common stock to an independent donor-advised fund sponsor, Tides Foundation, in conjunction with our Olo for Good initiative. We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.1 million as a non-cash general and administrative expense in our consolidated statement of operations for the year ended December 31, 2023.

OLO INC.
Notes to Consolidated Financial Statements
We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.4 million as a non-cash general and administrative expense in our consolidated statement of operations for the year ended December 31, 2022.
Through December 31, 2023, we have donated a total of 691,672 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
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
Certain stock options have an early exercise feature. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest; therefore, cash received in exchange for unvested shares exercised is recorded as a liability on the accompanying consolidated balance sheets, and is reclassified to Class B common stock and additional paid-in capital as the shares vest. There were no early exercised shares outstanding and no liability as of December 31, 2023. As of December 31, 2022 there were 35,326 early exercised shares outstanding and a related liability of $0.1 million recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
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
As of December 31, 2023 and 2022, the maximum number of shares authorized for issuance to participants under the Plans was 40,556,635 and 30,263,529, respectively. As of December 31, 2023 and 2022, the number of shares available for issuance to participants under the Plans was 25,029,007 and 23,358,039, respectively.
During the years ended December 31, 2023 and 2022, no SARs were granted to employees. The SARs outstanding as of the time of the IPO were equity-classified and were measured at the grant date fair value. The SARs were vested and settled upon completion of the IPO and 1,642,570 shares of Class B common stock were issued in connection with this event. Compensation expense of $2.8 million was recognized for the year ended December 31, 2021.
Restricted Stock Units and Performance-Based Restricted Stock Units
Starting in 2023, we began awarding PSUs in addition to the RSUs. The target number of shares underlying the RSU and PSU awards was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year.

OLO INC.
Notes to Consolidated Financial Statements
The amount of PSUs issued will depend on the achievement of certain financial metrics relative to the approved performance targets. Depending on the actual financial metrics achieved relative to the target financial metrics, the number of PSUs issued could range from 0% to 120% of the target amount. As of interim and annual reporting periods, stock-based compensation expense for PSUs is adjusted based on expected achievement of performance targets.
The following table summarizes the activity for the unvested RSUs and PSUs during the year ended December 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,559,917	$15.57
Granted	11,431,469	6.99
Vested	(3,438,926)	10.43
Forfeited and canceled	(2,611,879)	11.03
Unvested at December 31, 2023	9,940,581	$8.67
The total fair value of RSUs vested during year ended December 31, 2023 was $23.7 million. No PSUs vested during year ended December 31, 2023. Future stock-based compensation for unvested RSUs and PSUs awarded as of December 31, 2023 was approximately $79.1 million and is expected to be recognized over a weighted-average period of 2.98 years.
Stock Options
The following summarizes our stock option activity for the periods indicated (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2022	29,859,096	$4.10	4.67	$97,523
Granted	—	—
Exercised	(5,694,748)	1.74
Forfeited and canceled	(2,366,556)	7.46
Vested and expected to vest as of December 31, 2023	21,797,792	$4.35	3.69	$59,055
Exercisable as of December 31, 2023	20,080,699	$3.75	3.38	$58,857
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of options vested for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value of options granted	N/A	$4.87	$10.17
Intrinsic value of options exercised	$30,060	$66,326	$246,238
Total fair value of options vested	$18,368	$26,668	$43,769
Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2023 was $13.3 million and is expected to be recognized over a weighted-average period of 1.24 years.

OLO INC.
Notes to Consolidated Financial Statements
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	5.24 - 6.00	5.48 - 6.07
Volatility	32% - 36%	52% - 65%
Risk-free interest rate	1.62% - 2.87%	0.50% - 1.06%
Dividend yield	0%	0%
Fair value of underlying common stock	$11.07 - $15.75	$16.78 - $30.02
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our employee stock purchase plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The employee stock purchase plan (“ESPP”) was authorized by the Board of Directors for the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance automatically increase on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common shares; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in December 2023 and ends in June 2024. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,050,883 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2023. As of December 31, 2023, a total of 5,579,991 shares were available for issuance to employees under the ESPP. For the years ended December 31, 2023 2022, and 2021, we recorded approximately $1.2 million, $1.5 million, and $1.3 million of compensation expense associated with our ESPP, respectively.
Equity Awards Granted in Acquisition
In connection with the acquisition of Wisely, we issued stock options that were granted to Wisely employees and were fully vested and outstanding on the acquisition date under the Wisely 2019 Stock Plan. The stock options will be settled in shares of our Class A common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under the Wisely 2019 Stock Plan.

OLO INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, SARs, and ESPP charges, by line item within the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue - platform	$6,838	$5,457	$2,705
Cost of revenue - professional services and other	672	630	474
Research and development	15,055	14,053	11,283
General and administrative	20,813	20,339	16,137
Sales and marketing	7,756	5,545	2,128
Restructuring charges	1,728	—	—
Total stock-based compensation expense	$52,862	$46,024	$32,727
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
15.Income Taxes
The provision for income taxes consists of the following for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax provision:
Federal	$—	$—	$—
State	229	238	340
Total current income tax provision	229	238	340
Deferred income tax provision:
Federal	—	(1,151)	(4,056)
State	—	(368)	(840)
Total deferred income tax benefit	—	(1,519)	(4,896)
Total income tax (benefit) provision	$229	$(1,282)	$(4,556)

OLO INC.
Notes to Consolidated Financial Statements
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Change in fair value of warrant	—	—	(8.53)
State and local taxes, net of federal benefit	0.25	2.23	8.63
Acquisition-related deferred tax liability	—	3.22	10.51
Valuation allowance	(24.04)	(17.66)	(90.05)
Stock-based compensation	7.82	6.34	86.84
Executive compensation	(5.61)	(7.24)	(16.81)
Other	0.19	(5.18)	(1.86)
Total provision and effective tax rate	(0.39)%	2.71%	9.73%
The difference between income taxes at the U.S. federal statutory income tax rate of 21% and the amounts reported for the year ended December 31, 2023 primarily relates to the full valuation allowance on our deferred tax assets and adjustments for stock-based compensation.
Income Taxes
The components of our net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$1,526	$968
Operating lease liabilities	4,269	5,206
Stock-based compensation	15,315	8,775
Net operating losses	72,505	61,203
Tax credits	1,517	1,517
Capitalized internal-use software	2,554	5,732
Charitable stock donation	4,003	3,611
Other	707	159
Total deferred tax assets	102,396	87,171
Less valuation allowance	(91,630)	(74,931)
Net deferred tax assets	10,766	12,240
Unearned revenue	(147)	(63)
Operating lease right-of-use assets	(3,178)	(4,046)
Intangible assets	(4,438)	(5,582)
Deferred contract costs	(2,676)	(1,824)
Property and equipment	(327)	(725)
Net deferred tax liabilities	(10,766)	(12,240)
Total net deferred tax assets (liabilities)	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry-back and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. Accordingly, a full valuation allowance has been established as of December 31, 2023 and 2022, and no deferred tax assets and related tax benefits have been recognized in the accompanying consolidated financial statements. The valuation allowance increased $16.7 million during the year ended December 31, 2023 and increased $18.6 million during the year ended December 31, 2022 from the

OLO INC.
Notes to Consolidated Financial Statements
valuation allowances that were recorded as of December 31, 2022 and 2021, respectively. We recorded a deferred benefit for income taxes for the year ended December 31, 2022 in the amount of $1.5 million primarily resulting from the release of a portion of our valuation allowance for deferred tax assets following the recording of a deferred income tax liability as part of our accounting for the acquisition of Omnivore. We maintain a full valuation allowance on our net federal and state deferred tax assets for both years ended December 31, 2023 and 2022, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
As of December 31, 2023 and 2022, we had approximately $287.3 million and $243.2 million of federal net operating losses, respectively. Approximately $20.7 million of the federal net operating losses will expire at various dates beginning in 2032 through 2037 if not utilized, while the remaining amount will have an indefinite life.
As of December 31, 2023 and 2022, we had approximately $211.4 million and $172.7 million of state net operating losses, respectively. Of the state net operating losses, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2040. The federal research and development tax credits are approximately $1.5 million for both December 31, 2023 and 2022. The federal research credits will begin to expire in 2036.
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
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. We had not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2023, 2022, and 2021. The unrecognized tax benefits at December 31, 2023 and 2022 are not material.
16.Commitments and Contingencies
Legal Proceedings
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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the class, following which the case was captioned

OLO INC.
Notes to Consolidated Financial Statements
Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market customers, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims concerning our publicly disclosed “active locations” counts to proceed. On December 1, 2023, the Court issued an opinion confirming its September 26, 2023, order granting in part and denying in part our motion to dismiss. Also on December 1, 2023, the Court entered an order certifying a class of stockholders that purchased Olo’s Class A common stock between March 17, 2021 and August 11, 2022. On January 16, 2024, the parties reached an agreement to settle the lawsuit, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. The Court preliminarily approved the settlement on February 20, 2024 and scheduled a final settlement hearing for June 10, 2024. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement, which is recorded in general and administrative expenses in the consolidated statement of operations. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until all contingencies relating to the insurance recovery have been removed, including an acknowledgment by the insurance company and our determination that recovery of the expected amount is probable.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York against certain of our directors and officers (the “Floyd Derivative Defendants”), captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770). On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560) (the “Floyd Derivative Complaint”). The Floyd Derivative Complaint alleges that, between at least August 10, 2021 and August 11, 2022, the Floyd Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Floyd Derivative Complaint asserts claims for breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets. The Floyd Derivative Complaint seeks a judgment declaring that the plaintiff may bring the action on behalf of us in a derivative capacity; awarding us damages for the Floyd Derivative Defendants’ alleged breaches of fiduciary duty, and waste of corporate assets; requiring us to reform and improve our corporate governance and internal procedures; ordering the Floyd Derivative Defendants to pay restitution to us; awarding the plaintiff her costs, fees, and expenses, including attorney’s fees; and granting such other relief that the Court determines to be appropriate. On June 1, 2023, the Court granted the parties’ stipulation to stay the Floyd Derivative Complaint. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On November 16, 2023, Alexander A. Balleh and Neil Ahearne, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Balleh v. Glass, et al. (C.A. No. 2023-1165) (the “Balleh Derivative Complaint”) against certain of our directors and officers (the “Balleh Derivative Defendants”). The Balleh Derivative Complaint alleges that, from approximately March 2021 through the date of the Balleh Derivative Complaint, the Balleh Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Balleh Derivative Complaint asserts a claim for breaches of fiduciary duty. The Balleh Derivative Complaint seeks a judgment against the Balleh Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Balleh Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events alleged in the Balleh Derivative Complaint; awarding us restitution from the Balleh Derivative Defendants and ordering disgorgement of all profits, benefits and other compensation obtained by the Balleh Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’

OLO INC.
Notes to Consolidated Financial Statements
and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On January 11, 2024, J. Brandon Giuda and Katrina Giuda, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Giuda v. Glass, et al. (C.A. No. 2024-0025) (the “Giuda Derivative Complaint”) against certain of our directors and officers (the “Giuda Derivative Defendants”). The Giuda Derivative Complaint alleges that, from at least March 2021, the Giuda Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Giuda Derivative Complaint asserts claims for breaches of fiduciary duties, contribution and indemnification, aiding and abetting breaches of fiduciary duties, insider trading against Defendant Glass, and unjust enrichment against Defendant Glass. The Giuda Derivative Complaint seeks a judgment against the Giuda Derivative Defendants declaring that plaintiffs may maintain the action on behalf of us and that they are adequate representatives of us; declaring that the Giuda Derivative Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Olo; directing us to take all necessary actions to implement and maintain an effective system of internal controls and meaningful oversight and monitoring; determining and awarding to us the damages sustained as a result of the violations alleged against the Giuda Derivative Defendants; ordering Defendant Glass to disgorge and pay to us all profits, benefits, and other compensation obtained by his alleged insider trading and breaches of fiduciary duties; ordering the disgorgement of profits, benefits, and other compensation; awarding us restitution from the Giuda Derivative Defendants; awarding plaintiffs costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
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

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(58,287)	$(45,968)	$(42,273)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	(14)
Less: undeclared 8% non-cumulative dividend on participating securities	—	—	—
Net loss attributable to Class A and Class B common stockholders—basic	$(58,287)	$(45,968)	$(42,287)
Accretion on redeemable preferred stock	—	—	14
Net loss attributable to Class A and Class B common stockholders—diluted	$(58,287)	$(45,968)	$(42,273)

	Year Ended December 31,
	2023	2022	2021
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	162,993,686	161,303,397	123,822,838
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.36)	$(0.28)	$(0.34)

OLO INC.
Notes to Consolidated Financial Statements
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	21,797,792	29,859,096	36,716,816
Outstanding RSUs and PSUs	9,940,581	4,559,917	1,082,980
Outstanding shares estimated to be purchased under ESPP	263,601	284,705	129,015
Total	32,001,974	34,703,718	37,928,811
18.Restructuring Charges
On June 14, 2023, we announced a workforce reduction impacting approximately 11% of our workforce as part of our efforts to reorganize our business units to better focus our investments on customer needs and to support our long-term growth objectives (“the Restructuring Plan”).
We incurred charges of $6.8 million in connection with the Restructuring Plan for the year ended December 31, 2023, consisting of the following: $4.5 million related to severance expense and payroll taxes, $1.7 million related to stock-based compensation expense due to the acceleration of equity awards, and $0.6 million related to other employee benefits. These expenses were recorded within the restructuring charges line item of the consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded within accrued expenses and other current liabilities on the consolidated balance sheets, as of December 31, 2023 (in thousands):

Balance at January 1, 2023	$—
Charges	6,848
Payments	(6,848)
Balance at December 31, 2023	$—
The actions associated with the Restructuring Plan were fully completed during the year ended December 31, 2023 and we do not expect to incur any material additional charges under this plan.
19.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including our chief executive officer who serves on the board of directors of one of these companies and receives an annual cash retainer for service on such board. During the years ended December 31, 2023, 2022, and 2021, we generated approximately $1.5 million, $1.0 million, and $1.1 million of revenue, respectively, from these customers. As of December 31, 2023 and 2022, the outstanding accounts receivable from the related parties was $0.6 million and $0.3 million, respectively.

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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in our internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters. This material weakness was previously reported in the Registration Statement on Form S-1 in connection with the initial public offering and reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Previously Identified Material Weakness

During 2022 and 2023, we completed the execution of our remediation plan to address the previously reported material weakness in internal control over financial reporting.

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

•Enhanced the design of our existing controls over complex technical accounting matters

The applicable measures under our remediation plan have been implemented for a sufficient period of time. As a result, as of December 31, 2023, management concluded that we remediated the previously reported material weakness in the internal control over financial reporting by implementing controls that operated effectively for a reasonable period of time.
Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, our management has concluded that our internal control over financial reporting was effective at December 31, 2023.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, Audit Committee, and Code of Conduct, will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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
February 19, 2021

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40213) filed on February 25, 2022).	February 25, 2022

10.1+	Amended and Restated Non-Employee Director Compensation Policy, dated November 1, 2023.	Filed herewith

10.2
Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated February 11, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.3	Agreement of Lease, dated March 14, 2014, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.4
Lease Agreement between WTC Tower 1 LLC and the Registrant, dated as of June 11, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.5+	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.6+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).	February 19, 2021

10.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.8+
Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.9+
Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.10† +
Forms of Stock Option Grant Notice, Stock Option Agreement, and Notice of Exercise under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).
March 8, 2021

10.11† +
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
March 8, 2021

10.13+
Amended and Restated Employment Agreement, by and between Registrant and Noah Glass, dated January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.14+
Amended and Restated Employment Agreement, by and between Registrant and Nithya B. Das, dated January 1, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.15+
Amended and Restated Employment Agreement, by and between Registrant and Marty Hahnfeld, dated January 1, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1 (File No. 333-253314) filed on February 19, 2021).
February 19, 2021

10.16+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.17+	Executive Bonus Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

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

10.20
First Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.21#
Standby Letter of Credit, by and among the Registrant, Pacific Western Bank and DoorDash Inc., as beneficiary, dated May 6, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.22
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
August 11, 2022

10.34+
Separation Agreement and Release, by and between the Registrant and Nithya B. Das, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No, 001-40213) filed on May 9, 2023).
May 9, 2023

10.35+†
Forms of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 9, 2023).
May 9, 2023

10.36+
Employment Agreement, by and between Registrant and Robert Morvillo, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.37#
First Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Pacific Western Bank, dated April 18, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.38+
Employment Agreement, by and between Registrant and Joanna Lambert, dated May 23, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.39+
Employment Agreement, by and between Registrant and Sherri Manning, dated June 20, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.40#
DoorDash Data License Addendum, by and between the Registrant and DoorDash, Inc., dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No, 001-40213) filed on November 6, 2023).
November 6, 2023

16.1
Letter from Ernst & Young LLP dated March 18, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 18, 2022).
March 18, 2022

21.1	List of subsidiaries of the registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97	Compensation Recovery Policy, dated November 27, 2023.	Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
_____________________________

+	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olo Inc.

February 21, 2024	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

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

February 21, 2024	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer); Director
February 21, 2024	____________________/s/ Peter Benevides_____________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)
February 21, 2024	___________________/s/ David Cancel_____________________ David Cancel Director
February 21, 2024	___________________/s/ Brandon Gardner_____________________ Brandon Gardner Director
February 21, 2024	_____________________/s/ David Frankel_____________________ David Frankel Director
February 21, 2024	_____________________/s/ Lee Kirkpatrick___________________ Lee Kirkpatrick Director
February 21, 2024	_____________________/s/ Daniel Meyer_____________________ Daniel Meyer Director
February 21, 2024	_____________________/s/ Colin Neville_____________________ Colin Neville Director
February 21, 2024	__________________/s/ Linda Rottenberg_____________________ Linda Rottenberg Director
February 21, 2024	_______________/s/ Zuhairah Washington_____________________ Zuhairah Washington Director