Form 10-Q
period 2024-03-31
Olo Inc.
filed 2024-05-07
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 3, 2024, 105,625,535 shares of the registrant’s Class A common stock and 54,891,834 shares of registrant’s Class B common stock were outstanding.

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
•the effects of geopolitical instability, public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, shifts in consumer preferences, and overall market uncertainty;
•our ability to successfully defend or resolve any current or future litigation matters, and to discharge those matters without significant financial penalty or payments, restrictions on our business and operations, or other remedies; and
•other risks and uncertainties, including those listed in the section entitled “Risk Factors.”

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that the information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$259,085	$278,218
Short-term investments	93,121	84,331
Accounts receivable, net of expected credit losses of $3,605 and $2,785, respectively	72,383	70,264
Contract assets	437	412
Deferred contract costs	4,544	4,743
Prepaid expenses and other current assets	12,896	12,769
Total current assets	442,466	450,737
Property and equipment, net of accumulated depreciation and amortization of $12,225 and $10,111, respectively	23,957	22,055
Intangible assets, net of accumulated amortization of $9,254 and $8,264, respectively	16,748	17,738
Goodwill	207,781	207,781
Contract assets, noncurrent	351	352
Deferred contract costs, noncurrent	6,183	5,806
Operating lease right-of-use assets	11,879	12,529
Long-term investments	25,177	25,748
Other assets, noncurrent	61	73
Total assets	$734,603	$742,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,087	$4,582
Accrued expenses and other current liabilities	67,144	68,240
Unearned revenue	2,683	1,533
Operating lease liabilities, current	2,875	2,859
Total current liabilities	74,789	77,214
Unearned revenue, noncurrent	114	57
Operating lease liabilities, noncurrent	13,257	13,968
Other liabilities, noncurrent	—	109
Total liabilities	88,160	91,348
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at March 31, 2024 and December 31, 2023; 106,952,231 and 108,469,679 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at March 31, 2024 and December 31, 2023; 54,891,834 and 54,891,834 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	162	163
Preferred stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	864,610	867,152
Accumulated deficit	(218,185)	(215,829)
Accumulated other comprehensive loss	(144)	(15)
Total stockholders’ equity	646,443	651,471
Total liabilities and stockholders’ equity	$734,603	$742,819
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Platform	$65,765	$51,371
Professional services and other	746	869
Total revenue	66,511	52,240
Cost of revenue:
Platform	28,328	17,613
Professional services and other	975	1,136
Total cost of revenue	29,303	18,749
Gross Profit	37,208	33,491
Operating expenses:
Research and development	16,999	20,473
General and administrative	12,756	17,210
Sales and marketing	14,613	12,881
Total operating expenses	44,368	50,564
Loss from operations	(7,160)	(17,073)
Other income, net:
Interest income	4,907	3,454
Interest expense	(69)	(69)
Other income, net	3	—
Total other income, net	4,841	3,385
Loss before income taxes	(2,319)	(13,688)
Provision for income taxes	37	18
Net loss	$(2,356)	$(13,706)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,320,759	161,691,506
Diluted	162,320,759	161,691,506

The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,356)	$(13,706)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(129)	197
Total other comprehensive (loss) income	(129)	197
Comprehensive loss	$(2,485)	$(13,509)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock on exercise of stock options	469,841	1	1,144	—	—	1,145
Vesting of restricted and performance-based restricted stock units	812,602	1	(1)	—	—	—
Repurchase of common stock	(2,799,891)	(3)	(15,287)	—	—	(15,290)
Stock-based compensation	—	—	11,602	—	—	11,602
Other comprehensive loss	—	—	—	—	(129)	(129)
Net loss	—	—	—	(2,356)	—	(2,356)
Balance as of March 31, 2024	161,844,065	$162	$864,610	$(218,185)	$(144)	$646,443

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive income	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(2,356)	$(13,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,103	2,148
Stock-based compensation	10,840	14,044
Provision for expected credit losses	1,433	725
Non-cash lease expense	650	797
Loss on disposal of assets	—	38
Other non-cash operating activities, net	(548)	(770)
Changes in operating assets and liabilities:
Accounts receivable	(3,553)	(2,979)
Contract assets	(23)	(182)
Prepaid expenses and other current and noncurrent assets	(104)	430
Deferred contract costs	(178)	(1,308)
Accounts payable	(2,531)	(1,230)
Accrued expenses and other current liabilities	(1,109)	9,098
Operating lease liabilities	(695)	(835)
Unearned revenue	1,207	984
Other liabilities, noncurrent	(109)	(7)
Net cash provided by operating activities	6,027	7,247
Investing activities
Purchases of property and equipment	(68)	—
Capitalized internal-use software	(3,149)	(3,382)
Purchases of investments	(34,531)	(38,715)
Sales and maturities of investments	26,732	34,002
Net cash used in investing activities	(11,016)	(8,095)
Financing activities
Cash received for employee payroll tax withholdings	1,889	2,834
Cash paid for employee payroll tax withholdings	(1,876)	(2,416)
Proceeds from exercise of stock options	1,133	1,890
Repurchase of common stock	(15,290)	(20,052)
Net cash used in financing activities	(14,144)	(17,744)
Net decrease in cash and cash equivalents	(19,133)	(18,592)
Cash and cash equivalents, beginning of period	278,218	350,073
Cash and cash equivalents, end of period	$259,085	$331,481

Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$59
Employee receivables for options exercised	$12	$416
Purchase of property and equipment	$36	$—
Capitalization of stock-based compensation for internal-use software	$762	$1,083
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
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but may not include all disclosures including certain footnotes required by U.S. GAAP on an annual reporting basis.
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of March 31, 2024, our results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 and our cash flows for the three months ended March 31, 2024 and 2023, respectively. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. All intercompany balances and transactions have been eliminated in consolidation.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three months ended March 31, 2024 and 2023, one customer accounted for 11% and 12% of our revenue, respectively.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2023-07 and expect to adopt for the year ending December 31, 2024.
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
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$25,717	$746	$26,463
Transferred at a point in time	40,048	—	40,048
Total revenue	$65,765	$746	$66,511

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$24,468	$869	$25,337
Transferred at a point in time	26,903	—	26,903
Total revenue	$51,371	$869	$52,240
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $0.8 million for both March 31, 2024 and December 31, 2023.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the three months ended March 31, 2024, we recognized $1.0 million of revenue related to contracts that were included in unearned revenue at December 31, 2023.
As of March 31, 2024, our remaining performance obligations were approximately $34.3 million, approximately 46% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2023	$10,549
Capitalization of deferred contract costs	1,560
Amortization of deferred contract costs	(1,382)
Balance at March 31, 2024	$10,727
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$119,562	$—	$119,562	$119,562	$—	$—
Level 1:
Money market funds	139,523	—	139,523	139,523	—	—
Commercial paper	14,876	(2)	14,874	—	14,874	—
Subtotal	154,399	(2)	154,397	139,523	14,874	—
Level 2:
Certificates of deposit	20,957	14	20,971	—	20,971	—
U.S. Government and agency securities	51,406	(168)	51,238	—	38,933	12,305
Corporate bonds	31,203	12	31,215	—	18,343	12,872
Subtotal	103,566	(142)	103,424	—	78,247	25,177
Level 3:	—	—	—	—	—	—
Total	$377,527	$(144)	$377,383	$259,085	$93,121	$25,177

	As of December 31, 2023
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$130,566	$—	$130,566	$130,566	$—	$—
Level 1:
Money market funds	147,652	—	147,652	147,652	—	—
Commercial paper	16,408	11	16,419	—	16,419	—
Subtotal	164,060	11	164,071	147,652	16,419	—
Level 2:
Certificates of deposit	15,366	21	15,387	—	15,387	—
U.S. Government and agency securities	49,393	(73)	49,320	—	33,198	16,122
Corporate bonds	28,927	26	28,953	—	19,327	9,626
Subtotal	93,686	(26)	93,660	—	67,912	25,748
Level 3:	—	—	—	—	—	—
Total	$388,312	$(15)	$388,297	$278,218	$84,331	$25,748
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the three months ended March 31, 2024.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
5.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued delivery service partner fees	$46,696	$39,964
Accrued compensation and benefits	4,867	9,148
Accrued legal settlement (1)	9,000	9,000
Professional and consulting fees	1,110	3,866
Sublease liability	—	2,032
Accrued taxes	1,093	1,068
Other	4,378	3,162
Total accrued expenses and other current liabilities	$67,144	$68,240

(1) See “Note 10—Commitments and Contingencies” for details.

6.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility, or the Second Amended and Restated LSA.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of March 31, 2024.

As of March 31, 2024, we had $43.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $25.0 million in our letter of credit to DoorDash, Inc. (“DoorDash”) and $1.4 million in our letter of credit on the lease of our former corporate headquarters at One World Trade Center. As of March 31, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. The $25.0 million letter of credit to DoorDash expired on March 31, 2024 and was not renewed, as per the terms of the Third Amendment to the Restated Delivery Network Agreement between us and DoorDash, which became effective on March 30, 2024.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the share repurchase activity of our Class A common stock under the Stock Buyback Program for the periods presented (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2024				$22,097
Repurchases of common stock for the three months ended:
March 31, 2024	2,799,891	$5.44	$15,234	(15,234)
Total	2,799,891	$5.44	$15,234	$6,863

(1) Average price paid per share and value of shares excludes broker commission fees.
8.Stock-Based Compensation
The 2021 Equity Incentive Plan (“2021 Plan”) provides for the issuance of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other awards, to employees, directors, consultants, and advisors. Pursuant to the evergreen provisions of the 2021 Plan, the Board of Directors approved an automatic increase of 8,168,075 additional shares of Class A common stock reserved and available for issuance under the 2021 Plan effective as of January 1, 2024.
As of March 31, 2024 and December 31, 2023 the maximum number of shares authorized for issuance to participants under the 2021 Plan was 48,977,089 and 40,556,635, respectively. As of March 31, 2024 and December 31, 2023, the number of shares available for issuance to participants under the 2021 Plan was 29,299,036 and 25,029,007, respectively.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the three months ended March 31, 2024:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	9,545,036	$8.70
Granted	511,685	5.49
Vested	(684,232)	9.82
Forfeited and canceled	(328,769)	8.67
Unvested at March 31, 2024	9,043,720	$8.44
The total fair value of RSUs vested during the three months ended March 31, 2024 was $3.8 million. Future stock-based compensation for unvested RSUs awarded as of March 31, 2024 was approximately $70.2 million and is expected to be recognized over a weighted-average period of 2.82 years.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Restricted Stock Units
In February 2023, we made grants to executives in the form of PSUs (“2023 PSUs”) that will vest over three years based on the achievement of specified financial targets at the end of a one-year performance period. The target number of shares underlying the 2023 PSUs was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year. Based on the actual financial metrics achieved relative to the target financial metrics for the year ended December 31, 2023, the number of PSUs issued were 103.86% of the target PSUs. Accordingly, 128,370 shares vested in March 2024 upon meeting the time-based vesting requirement. The remaining eligible shares will vest according to the time-based service requirements, subject to the applicable executive’s continued service as of each vesting date. The fair value of the 2023 PSUs is calculated based on the stock price on the date of grant.
In March 2024, we made additional PSU grants to executives (“2024 PSUs”) that will vest over approximately three years based upon achievement of either (a) certain stock price targets or (b) our target total shareholder return (“TSR”), relative to the TSR of companies in the Russell 2000 Index over the specified performance period, in each case, subject to the executive’s continuous service through the last day of the applicable performance period. Depending on achievement of the market-based metrics, the number of PSUs issued could range from 0% to 200% of the target PSUs. The fair value of the 2024 PSUs is determined using a Monte Carlo simulation model on the date of the grant.
Stock-based compensation expense is recognized over the requisite service period using either the straight-line method or the accelerated attribution method (depending on the award), and is adjusted based on actual forfeitures as necessary.
The following table summarizes the activity for the unvested PSUs during the three months ended March 31, 2024:

	PSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	395,545	$7.77
Granted	2,104,852	6.89
Vested	(128,370)	7.77
Forfeited and canceled	—	—
Unvested at March 31, 2024	2,372,027	$6.99
The total fair value of PSUs vested during the three months ended March 31, 2024 was $0.7 million. Future stock-based compensation for unvested PSUs as of March 31, 2024 was approximately $15.0 million and is expected to be recognized over a weighted-average period of 2.74 years.
Employee Stock Purchase Plan
The employee stock purchase plan (“ESPP”) current offering period began in December 2023 and ends in June 2024. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,084,696 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2024. As of March 31, 2024, a total of 6,664,687 shares are available for issuance to employees under the ESPP. For the three months ended March 31, 2024 and 2023, we recorded approximately $0.2 million and $0.4 million of compensation expense associated with our ESPP, respectively.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue - platform	$1,511	$1,825
Cost of revenue - professional services and other	125	191
Research and development	3,021	4,547
General and administrative	4,680	4,987
Sales and marketing	1,503	2,494
Total stock-based compensation expense	$10,840	$14,044
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of (1.61)% for the three months ended March 31, 2024. We recorded a provision for income taxes resulting in an effective tax rate of (0.13)% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2024 and 2023. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market customers, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims concerning our publicly disclosed “active locations” counts to proceed. On December 1, 2023, the Court issued an opinion confirming its September 26, 2023, order granting in part and denying in part our motion to dismiss. Also on December 1, 2023, the Court entered an order certifying a class of stockholders that purchased Olo’s Class A common stock between March 17, 2021 and August 11, 2022. On January 16, 2024, the parties reached an agreement to settle the lawsuit, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. The Court preliminarily approved the settlement on February 20, 2024 and scheduled a final settlement hearing for June 10, 2024. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until all contingencies relating to the insurance recovery have been removed, including an acknowledgment by the insurance company and our determination that recovery of the expected amount is probable. During the three months ended March 31, 2024, we recorded $1.6 million in recoveries under this insurance coverage, which was recorded within general and administrative expenses.
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
On November 16, 2023, Alexander A. Balleh and Neil Ahearne, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Balleh v. Glass, et al. (C.A. No. 2023-1165) (the “Balleh Derivative Complaint”) against certain of our directors and officers (the “Balleh Derivative Defendants”). The Balleh Derivative Complaint alleges that, from approximately March 2021 through the date of the Balleh Derivative Complaint, the Balleh Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Balleh Derivative Complaint asserts a claim for breaches of fiduciary duty. The Balleh Derivative Complaint seeks a judgment against the Balleh Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Balleh Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events alleged in the Balleh Derivative Complaint; awarding us restitution from the Balleh Derivative Defendants and ordering disgorgement of all profits, benefits and other compensation obtained by the Balleh Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On January 11, 2024, J. Brandon Giuda and Katrina Giuda, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Giuda v. Glass, et al. (C.A. No. 2024-0025) (the “Giuda Derivative Complaint”) against certain of our directors and officers (the “Giuda

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Derivative Defendants”). The Giuda Derivative Complaint alleges that, from at least March 2021, the Giuda Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Giuda Derivative Complaint asserts claims for breaches of fiduciary duties, contribution and indemnification, aiding and abetting breaches of fiduciary duties, insider trading against Defendant Glass, and unjust enrichment against Defendant Glass. The Giuda Derivative Complaint seeks a judgment against the Giuda Derivative Defendants declaring that plaintiffs may maintain the action on behalf of us and that they are adequate representatives of us; declaring that the Giuda Derivative Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Olo; directing us to take all necessary actions to implement and maintain an effective system of internal controls and meaningful oversight and monitoring; determining and awarding to us the damages sustained as a result of the violations alleged against the Giuda Derivative Defendants; ordering Defendant Glass to disgorge and pay to us all profits, benefits, and other compensation obtained by his alleged insider trading and breaches of fiduciary duties; ordering the disgorgement of profits, benefits, and other compensation; awarding us restitution from the Giuda Derivative Defendants; awarding plaintiffs costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On April 26, 2024, the Court granted the parties’ stipulation regarding a schedule for the Giuda Derivative Defendants’ anticipated motion to dismiss the Giuda Derivative Complaint. The Giuda Derivative Defendants are currently due to answer, move to dismiss, or otherwise respond to the Giuda Derivative Complaint by July 25, 2024. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
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
Sublease income was $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the subtenant of our former corporate headquarters at One World Trade Center surrendered the premises back to us, and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.
11.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(2,356)	$(13,706)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	162,320,759	161,691,506
Net loss per share attributable to Class A and Class B common stockholders––basic and diluted	$(0.01)	$(0.08)

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	21,065,578	27,815,043
Outstanding RSUs and PSUs	11,415,747	11,362,142
Outstanding shares estimated to be purchased under ESPP	244,108	290,734
Total	32,725,433	39,467,919

12.Subsequent Events
In April 2024, we further amended the Second Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Banc of California (formerly known as Pacific Western Bank) to set compliance thresholds for 2024. The Second Amendment did not change any other financial or non-financial covenants, and we remained in compliance with all required covenants upon execution of the Second Amendment. The foregoing description of the material terms of the Second Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Second Amendment, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
In the second quarter of 2024, we repurchased an additional 1,374,108 shares of our Class A common stock at a weighted average price of $4.99 per share for a total amount of $6.9 million, completing the Stock Buyback Program authorized in September 2022. On April 30, 2024, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “2024 Buyback Program”). The 2024 Buyback Program is in addition to the Stock Buyback Program completed in the second quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including, but not limited to, statements with respect to our transaction volumes, our net revenue retention, our costs and expenses, and new and existing customer adoption and growth of modules and multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 21, 2024, and our other filings with the SEC.
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and payment programs and enables them to collect, analyze, and act on data to drive more meaningful guest experiences. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than two million orders per day, and more than 85 million guests have transacted on our platform over the last year. As of March 31, 2024, our customer base included over 700 restaurant brands, representing approximately 81,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
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
We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 400 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, DSPs, ordering service providers, or OSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention exceeded 120% for the three months ended March 31, 2024. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
We refer to our business model as a transactional SaaS model, as it includes both subscription and transaction-based revenue streams, and we designed it to align with our customers’ success. Our model allows our customers to forego the cost of building, maintaining, and securing their own digital ordering and delivery platforms and to retain direct relationships with their guests while maximizing profitability. Our hybrid-pricing model provides us with a predictable revenue stream and enables us to further grow our revenue as our customers increase their digital order volume. We generate subscription revenue primarily from our Ordering, Switchboard, Kiosk, Catering, Virtual Brands, Sync, Guest Data Platform, or GDP, Marketing, Sentiment, and Host modules. In addition, a portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Dispatch, Rails, Network, Virtual Brands, and Olo Pay modules. In most cases, we also charge aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules.
Key Factors Affecting Our Performance
Expand Within Our Existing Customer Base
Our large base of enterprise customers and transactional SaaS revenue model represent an opportunity for further revenue expansion from the sale of additional modules and the addition of new restaurant locations. A key factor to our success in executing our expansion strategy will be our ability to retain our existing and future restaurant customers. Our long-term, direct digital ordering contracts with our customers provide us the opportunity to form unique trusted partnerships with our restaurant brands, further enhancing our ability to satisfy and retain our customers. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future performance.
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own internal platform solutions. In addition, Wingstop Inc. announced an initiative to develop their own technology solution, which they expect to roll out beginning in the second quarter of 2024. Starting in the third quarter of 2024, we believe Wingstop Inc. will strive to sustain and grow the use of Olo’s APIs for Voice orders. Management does not believe that the change to the Wingstop Inc. relationship will be material to our business, results of operations, or financial condition.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended March 31,
	2024	2023
Average Revenue Per Unit	$816	$632
Ending Active Locations	81,000	76,000
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
For the quarter ended March 31, 2024, net revenue retention exceeded 120%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 700 existing brands across approximately 81,000 active locations as of March 31, 2024. We define an “active location” as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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

Expand Our Longer-Term Market Opportunity
While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small- and medium-sized businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals, beyond the restaurant industry, that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to guests. For example, we currently partner with a number of grocery chains who use our Ordering module to help their guests order ready-to-eat meals and may potentially expand these or other partnerships in the future. We anticipate that our operating expenses will increase as a result of these initiatives and, in some cases, have short-term negative impacts on our operating margin.

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
Other Income, Net
Other income, net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents, partially offset by interest expense related to our credit facility.
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Platform	$65,765	$51,371
Professional services and other	746	869
Total revenue	66,511	52,240
Cost of revenue:
Platform (1)	28,328	17,613
Professional services and other (1)	975	1,136
Total cost of revenue	29,303	18,749
Gross Profit	37,208	33,491
Operating expenses:
Research and development (1)	16,999	20,473
General and administrative (1)	12,756	17,210
Sales and marketing (1)	14,613	12,881
Total operating expenses	44,368	50,564
Loss from operations	(7,160)	(17,073)
Other income, net:
Interest income	4,907	3,454
Interest expense	(69)	(69)
Other income, net	3	—
Total other income, net	4,841	3,385
Loss before income taxes	(2,319)	(13,688)
Provision for income taxes	37	18
Net loss	$(2,356)	$(13,706)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue - platform	$1,511	$1,825
Cost of revenue - professional services and other	125	191
Research and development	3,021	4,547
General and administrative	4,680	4,987
Sales and marketing	1,503	2,494
Total stock-based compensation expense	$10,840	$14,044

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue:
Platform	98.9%	98.3%
Professional services and other	1.1	1.7
Total revenue	100.0	100.0
Cost of revenue:
Platform	42.6	33.7
Professional services and other	1.5	2.2
Total cost of revenue	44.1	35.9
Gross Profit	55.9	64.1
Operating expenses:
Research and development	25.6	39.2
General and administrative	19.2	32.9
Sales and marketing	22.0	24.7
Total operating expenses	66.7	96.8
Loss from operations	(10.8)	(32.7)
Other income, net:
Interest income	7.4	6.6
Interest expense	(0.1)	(0.1)
Other income, net	0.0	0.0
Total other income, net	7.3	6.5
Loss before income taxes	(3.5)	(26.2)
Provision for income taxes	0.1	0.0
Net loss	(3.5)%	(26.2)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$65,765	$51,371	$14,394	28.0%
Professional services and other	746	869	(123)	(14.2)
Total Revenue	$66,511	$52,240	$14,271	27.3%
Platform
Total platform revenue increased $14.4 million, or 28.0%, to $65.8 million for the three months ended March 31, 2024 from $51.4 million for the three months ended March 31, 2023. This increase was primarily the result of increases in Olo Pay adoption, combined with higher Order revenue from new customers and higher transaction volume. Average revenue per unit increased to approximately $816 for the three months ended March 31, 2024 from approximately $632 for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, 39.1% and 47.6% of our platform revenue was subscription revenue, respectively, and 60.9% and 52.4% was transaction revenue, respectively. Active locations increased to approximately 81,000 as of March 31, 2024 from approximately 76,000 as of March 31, 2023.
Professional Services and Other
Total professional services and other revenue decreased $0.1 million, or 14.2%, to $0.7 million for the three months ended March 31, 2024 from $0.9 million for the three months ended March 31, 2023, as our efforts to upsell additional platform solutions to existing customers who have already been deployed on our platform have driven platform revenue growth, rather than growth in professional services and other revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$28,328	$17,613	$10,715	60.8%
Professional services and other	975	1,136	(161)	(14.2)
Total cost of revenue	$29,303	$18,749	$10,554	56.3%
Percentage of revenue:
Platform	42.6%	33.7%
Professional services and other	1.5	2.2
Total cost of revenue	44.1%	35.9%
Gross Profit	$37,208	$33,491	$3,717	11.1%
Gross Margin	55.9%	64.1%
Platform
Total platform cost of revenue increased $10.7 million, or 60.8%, to $28.3 million for the three months ended March 31, 2024 from $17.6 million for the three months ended March 31, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.2 million, or 14.2%, to $1.0 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023. This decrease was primarily the result of reduced compensation costs during the three months ended March 31, 2024 stemming from our workforce reduction in 2023 and third party consulting costs.
Gross Profit
Gross profit increased $3.7 million to $37.2 million for the three months ended March 31, 2024, from $33.5 million for the three months ended March 31, 2023. Gross margin decreased to 55.9% for the three months ended March 31, 2024 from 64.1% for the three months ended March 31, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with the increased Olo Pay adoption, higher platform costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$16,999	$20,473	$(3,474)	(17.0)%
Percentage of total revenue	25.6%	39.2%
Research and development expense decreased $3.5 million, or 17.0%, to $17.0 million for the three months ended March 31, 2024 from $20.5 million for the three months ended March 31, 2023. This decrease was primarily the result of reduced compensation costs during the three months ended March 31, 2024 stemming from our workforce reduction in 2023. This was partially offset by increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 25.6% for the three months ended March 31, 2024 from 39.2% for the three months ended March 31, 2023.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$12,756	$17,210	$(4,454)	(25.9)%
Percentage of total revenue	19.2%	32.9%
General and administrative expense decreased $4.5 million, or 25.9%, to $12.8 million for the three months ended March 31, 2024 from $17.2 million for the three months ended March 31, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the three months ended March 31, 2023 and the impact of a partial insurance recovery during the three months ended March 31, 2024 of expenses previously incurred related to that matter. Refer to “Note 10—Commitments and Contingencies” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. Also contributing to the decrease was reduced compensation costs during the three months ended March 31, 2024 stemming from our workforce reduction in 2023. As a percentage of total revenue, general and administrative expenses decreased to 19.2% for the three months ended March 31, 2024 from 32.9% for the three months ended March 31, 2023.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$14,613	$12,881	$1,732	13.4%
Percentage of total revenue	22.0%	24.7%
Sales and marketing expense increased $1.7 million, or 13.4%, to $14.6 million for the three months ended March 31, 2024 from $12.9 million for the three months ended March 31, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 22.0% for the three months ended March 31, 2024 from 24.7% for the three months ended March 31, 2023.

Other Income, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,907	$3,454	$1,453	42.1%
Percentage of total revenue	7.4%	6.6%
Interest expense	$(69)	$(69)	$—	—%
Percentage of total revenue	(0.1)%	(0.1)%
Other income, net	$3	$—	$3	Not meaningful
Percentage of total revenue	—%	—%
Total other income, net	$4,841	$3,385	$1,456	43.0%
Percentage of total revenue	7.3%	6.5%
Other income for the three months ended March 31, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by an increase in amounts invested and an increase in interest rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$37	$18	$19	105.6%
Percentage of total revenue	0.1%	—%
Provision for income taxes for the three months ended March 31, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities, totaling $377.4 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. Under the Stock Buyback Program, shares of our Class A common stock may be repurchased from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased are determined by a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The Stock Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. During the three months ended March 31, 2024, we repurchased 2,799,891 shares of our Class A common stock for approximately $15.3 million under the Stock Buyback Program. As of March 31, 2024, approximately $6.9 million remained available under the Stock Buyback Program, all of which was utilized in the second quarter of 2024, completing the Stock Buyback Program.
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the 2024 Buyback Program. We completed our prior Stock Buyback Program in the second quarter of 2024. Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion.
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
Credit Facility
As of March 31, 2024, we had $43.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility, after consideration of $25.0 million in our letter of credit to DoorDash, Inc. (“DoorDash”) and $1.4 million in our letter of credit on the lease of our former corporate headquarters at One World Trade Center. As of March 31, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit. The $25.0 million letter of credit to DoorDash expired on March 31, 2024 and was not renewed, as per the terms of the Third Amendment to the Restated Delivery Network Agreement between us and DoorDash, which became effective on March 30, 2024.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,027	$7,247
Net cash used in investing activities	$(11,016)	$(8,095)
Net cash used in financing activities	$(14,144)	$(17,744)
Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities was $6.0 million, primarily due to net loss of $2.4 million adjusted for non-cash charges of $15.5 million and a net decrease attributable to our operating assets and liabilities of $7.1 million. The non-cash adjustments primarily relate to stock-based compensation charges of $10.8 million and depreciation and amortization expense of $3.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $3.6 million due primarily to timing of collections and a decrease in accounts payable of $2.5 million due to the timing of payments to vendors.
For the three months ended March 31, 2023, net cash provided by operating activities was $7.2 million, primarily due to a net loss of $13.7 million adjusted for non-cash charges of $17.0 million, and a net increase attributable our operating assets and liabilities of $4.0 million. The non-cash adjustments primarily related to stock-based compensation charges of $14.0 million and depreciation and amortization expense of $2.1 million. The net increase attributable to our operating assets and liabilities was primarily driven by an increase in accrued expenses and other current liabilities of $9.1 million related primarily to higher fees owed to delivery service providers and vendors as well as professional and consulting fees. These increases were partially offset by an increase in accounts receivable of $3.0 million and an increase in deferred contract costs of $1.3 million primarily due to growth of our revenue as well as a decrease in accounts payable of $1.2 million.
Investing Activities
Cash used in investing activities was $11.0 million during the three months ended March 31, 2024, primarily due to $7.8 million of net purchases of investments and $3.1 million for the development of capitalized internal-use software to support further product development.
Cash used in investing activities was $8.1 million during the three months ended March 31, 2023, primarily due to $4.7 million of net purchases of investments and $3.4 million for the development of internal-use software to support further product development and to expand our employee base to support our operations.
Financing Activities
Cash used by financing activities was $14.1 million during the three months ended March 31, 2024, primarily driven by $15.3 million of stock repurchases under the Stock Buyback Program, partially offset by $1.1 million of net proceeds from the exercise of stock options.
Cash used by financing activities was $17.7 million during the three months ended March 31, 2023, primarily driven by $20.1 million of stock repurchases under the Stock Buyback Program, partially offset by $1.9 million of net proceeds from the exercise of stock options.
Material Cash Requirements
There were no material changes in our material cash requirements during the three months ended March 31, 2024 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 8 of our Annual Report on Form 10-K, for additional information regarding our material cash requirements.

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
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), loss on disposal of assets, capitalized internal-use software and intangible amortization (non-cash expense), certain severance costs, and transaction costs (typically incurred within one year of the related acquisition). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
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

Reconciliation of Non-GAAP Operating Income to GAAP Operating Loss
The following table presents a reconciliation of non-GAAP operating income to GAAP operating loss, the most directly comparable GAAP measure, for the following periods:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Operating loss reconciliation:
Operating loss, GAAP	$(7,160)	$(17,073)
Plus: Stock-based compensation expense and related payroll tax expense	11,128	14,497
Plus: Certain litigation-related expenses, net of recoveries	(1,372)	884
Plus: Capitalized internal-use software and intangible amortization	3,021	2,032
Plus: Certain severance costs	—	830
Plus: Loss on disposal of assets	—	38
Plus: Transaction costs	—	36
Operating income, non-GAAP	$5,617	$1,244
Percentage of revenue:
Operating margin, GAAP	(11)%	(33)%
Operating margin, non-GAAP	8%	2%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,027	$7,247
Purchase of property and equipment	(68)	—
Capitalized internal-use software	(3,149)	(3,382)
Non-GAAP free cash flow	$2,810	$3,865
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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with our investments and the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California). Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control.

As of March 31, 2024, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of March 31, 2024, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of March 31, 2024, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of March 31, 2024, we had cash and cash equivalents of $259.1 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of March 31, 2024, we invested $139.5 million of our cash and cash equivalents in money market funds and we invested $118.3 million in other securities, of which $93.1 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risks
Our revenue and costs are generally denominated in U.S. dollars and are not subject to foreign currency exchange risk. However, to the extent we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, as well as in our Annual Report on Form 10-K filed with the SEC on February 21, 2024 and our other filings with the SEC, before making any investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 21, 2024, may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, under the heading “Risk Factors.”

Risks Related to Ownership of Our Class A Common Stock

We may not realize the anticipated long-term stockholder value of our stock buyback programs, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price. Share repurchases could also increase the volatility of our stock price and diminish our cash reserves.

We have authorized stock buyback programs in the past and may authorize other stock buyback programs in the future to repurchase shares of our Class A common stock. On April 30, 2024, the Board of Directors authorized the 2024 Buyback Program. Such repurchases may be made from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and will be structured to occur in compliance with applicable securities laws. The 2024 Buyback Program does not have an expiration date or obligate us to repurchase any specific dollar amount or acquire any specific number of shares. Further, the 2024 Buyback Program may be modified, suspended or terminated at any time by the Board of Directors at its discretion.

Any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of our stock buyback programs could cause our stock price to trade higher than it otherwise would. Although the programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of our stock buyback programs. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
January 1 - 31, 2024	1,098,269	$5.15	1,098,269	$16,444
February 1 - 29, 2024	844,570	5.68	844,570	11,644
March 1 - 31, 2024	857,052	5.58	857,052	6,863
Total	2,799,891	5.44	2,799,891	6,863

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock. The Stock Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The $6.9 million in the table above represents the amount available to repurchase shares under the Stock Buyback Program as of March 31, 2024. The Stock Buyback Program does not obligate us to acquire any specific number of shares. Under the Stock Buyback Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1#	Third Amendment to the Restated Delivery Network Agreement, by and between the Registrant and DoorDash, Inc., effective March 30, 2024.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

May 7, 2024	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

May 7, 2024	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)