Form 10-Q
period 2024-06-30
Olo Inc.
filed 2024-07-31
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 29, 2024, 110,112,872 shares of the registrant’s Class A common stock and 51,993,616 shares of registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$269,439	$278,218
Short-term investments	91,266	84,331
Accounts receivable, net of expected credit losses of $5,248 and $2,785, respectively	60,198	70,264
Contract assets	446	412
Deferred contract costs	5,148	4,743
Prepaid expenses and other current assets	20,664	12,769
Total current assets	447,161	450,737
Property and equipment, net of accumulated depreciation and amortization of $14,720 and $10,111, respectively	25,745	22,055
Intangible assets, net of accumulated amortization of $10,244 and $8,264, respectively	15,758	17,738
Goodwill	207,781	207,781
Contract assets, noncurrent	947	352
Deferred contract costs, noncurrent	5,770	5,806
Operating lease right-of-use assets	10,646	12,529
Long-term investments	26,322	25,748
Other assets, noncurrent	51	73
Total assets	$740,181	$742,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,486	$4,582
Accrued expenses and other current liabilities	57,678	68,240
Unearned revenue	1,871	1,533
Operating lease liabilities, current	2,700	2,859
Total current liabilities	68,735	77,214
Unearned revenue, noncurrent	441	57
Operating lease liabilities, noncurrent	12,727	13,968
Other liabilities, noncurrent	—	109
Total liabilities	81,903	91,348
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at June 30, 2024 and December 31, 2023; 108,640,187 and 108,469,679 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at June 30, 2024 and December 31, 2023; 53,393,616 and 54,891,834 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	162	163
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	870,733	867,152
Accumulated deficit	(212,456)	(215,829)
Accumulated other comprehensive loss	(161)	(15)
Total stockholders’ equity	658,278	651,471
Total liabilities and stockholders’ equity	$740,181	$742,819
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Platform	$69,600	$54,603	$135,365	$105,974
Professional services and other	904	648	1,650	1,517
Total revenue	70,504	55,251	137,015	107,491
Cost of revenue:
Platform	29,788	19,721	58,116	37,334
Professional services and other	811	1,058	1,786	2,194
Total cost of revenue	30,599	20,779	59,902	39,528
Gross Profit	39,905	34,472	77,113	67,963
Operating expenses:
Research and development	16,957	18,298	33,956	38,771
General and administrative	8,664	18,469	21,420	35,679
Sales and marketing	13,307	12,194	27,920	25,075
Restructuring charges (Note 12)	—	6,682	—	6,682
Total operating expenses	38,928	55,643	83,296	106,207
Income (loss) from operations	977	(21,171)	(6,183)	(38,244)
Other income, net:
Interest income	4,844	4,155	9,751	7,609
Interest expense	(15)	(53)	(84)	(122)
Other income, net	—	—	3	—
Total other income, net	4,829	4,102	9,670	7,487
Income (loss) before income taxes	5,806	(17,069)	3,487	(30,757)
Provision for income taxes	77	7	114	25
Net income (loss)	$5,729	$(17,076)	$3,373	$(30,782)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.04	$(0.11)	$0.02	$(0.19)
Diluted	$0.03	$(0.11)	$0.02	$(0.19)
Weighted-average Class A and Class B common shares outstanding:
Basic	161,197,680	162,324,314	161,766,287	162,005,150
Diluted	170,472,824	162,324,314	171,608,366	162,005,150

The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$5,729	$(17,076)	$3,373	$(30,782)
Other comprehensive loss:
Unrealized loss on investments	(17)	(405)	(146)	(208)
Total other comprehensive loss	(17)	(405)	(146)	(208)
Comprehensive income (loss)	$5,712	$(17,481)	$3,227	$(30,990)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock on exercise of stock options	469,841	1	1,144	—	—	1,145
Vesting of restricted and performance-based restricted stock units	812,602	1	(1)	—	—	—
Repurchase of common stock	(2,799,891)	(3)	(15,287)	—	—	(15,290)
Stock-based compensation	—	—	11,602	—	—	11,602
Other comprehensive loss	—	—	—	—	(129)	(129)
Net loss	—	—	—	(2,356)	—	(2,356)
Balance as of March 31, 2024	161,844,065	$162	$864,610	$(218,185)	$(144)	$646,443
Issuance of common stock under the Employee Stock Purchase Plan	262,237	—	1,016	—	—	1,016
Issuance of common stock on exercise of stock options	330,894	—	727	—	—	727
Vesting of restricted and performance-based restricted stock units	970,715	1	(1)	—	—	—
Repurchase of common stock	(1,374,108)	(1)	(6,890)	—	—	(6,891)
Stock-based compensation	—	—	11,271	—	—	11,271
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	5,729	—	5,729
Balance as of June 30, 2024	162,033,803	$162	$870,733	$(212,456)	$(161)	$658,278

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive income	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547
Issuance of common stock under the Employee Stock Purchase Plan	253,973	—	1,463	—	—	1,463
Issuance of common stock on exercise of stock options	1,528,955	1	3,097	—	—	3,098
Vesting of restricted stock units	1,006,863	1	(1)	—	—	—
Repurchase of common stock	(1,409,420)	(1)	(10,046)	—	—	(10,047)
Stock-based compensation	—	—	15,278	—	—	15,278
Other comprehensive loss	—	—	—	—	(405)	(405)
Net loss	—	—	—	(17,076)	—	(17,076)
Balance as of June 30, 2023	163,030,400	$163	$862,480	$(188,324)	$(461)	$673,858
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$3,373	$(30,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,589	4,462
Stock-based compensation	21,256	28,828
Provision for expected credit losses	3,265	1,079
Non-cash lease expense	1,320	1,436
Loss on disposal of assets	—	38
Non-cash impairment charges	1,079	—
Other non-cash operating activities, net	(1,221)	(1,553)
Changes in operating assets and liabilities:
Accounts receivable	6,800	(9,101)
Contract assets	(628)	(207)
Prepaid expenses and other current and noncurrent assets	(7,827)	620
Deferred contract costs	(369)	(1,954)
Accounts payable	1,904	5,476
Accrued expenses and other current liabilities	(10,596)	12,069
Operating lease liabilities	(1,400)	(1,557)
Unearned revenue	722	393
Other liabilities, noncurrent	(109)	19
Net cash provided by operating activities	24,158	9,266
Investing activities
Purchases of property and equipment	(367)	—
Capitalized internal-use software	(6,831)	(7,279)
Purchases of investments	(60,498)	(72,941)
Sales and maturities of investments	54,064	62,262
Net cash used in investing activities	(13,632)	(17,958)
Financing activities
Cash received for employee payroll tax withholdings	3,316	3,039
Cash paid for employee payroll tax withholdings	(3,282)	(3,105)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	2,842	6,803
Repurchase of common stock	(22,181)	(30,099)
Net cash used in financing activities	(19,305)	(23,362)
Net decrease in cash and cash equivalents	(8,779)	(32,054)
Cash and cash equivalents, beginning of period	278,218	350,073
Cash and cash equivalents, end of period	$269,439	$318,019

Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$97
Employee receivables for options exercised	$46	$26
Purchase of property and equipment	$—	$—
Capitalization of stock-based compensation for internal-use software	$1,617	$2,129
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of June 30, 2024, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 and our cash flows for the six months ended June 30, 2024 and 2023, respectively. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three and six months ended June 30, 2024, no individual customer accounted for more than 10% of our revenue. For each of the three and six months ended June 30, 2023, one customer accounted for 12% of our revenue
Recently Issued Accounting Pronouncements
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
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$27,986	$904	$28,890
Transferred at a point in time	41,614	—	41,614
Total revenue	$69,600	$904	$70,504

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$24,892	$648	$25,540
Transferred at a point in time	29,711	—	29,711
Total revenue	$54,603	$648	$55,251

	Six Months Ended June 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$53,703	$1,650	$55,353
Transferred at a point in time	81,662	—	81,662
Total revenue	$135,365	$1,650	$137,015

	Six Months Ended June 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$49,360	$1,517	$50,877
Transferred at a point in time	56,614	—	56,614
Total revenue	$105,974	$1,517	$107,491
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.4 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the six months ended June 30, 2024, we recognized $1.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2023.
As of June 30, 2024, our remaining performance obligations were approximately $37.6 million, approximately 48% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.

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
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2023	$10,549
Capitalization of deferred contract costs	3,137
Amortization of deferred contract costs	(2,768)
Balance at June 30, 2024	$10,918
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
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$128,103	$—	$128,103	$128,103	$—	$—
Level 1:
Money market funds	141,336	—	141,336	141,336	—	—
Commercial paper	12,032	(3)	12,029	—	12,029	—
Subtotal	153,368	(3)	153,365	141,336	12,029	—
Level 2:
Certificates of deposit	23,615	7	23,622	—	23,622	—
U.S. Government and agency securities	50,890	(171)	50,719	—	34,205	16,514
Corporate bonds	31,212	6	31,218	—	21,410	9,808
Subtotal	105,717	(158)	105,559	—	79,237	26,322
Level 3:	—	—	—	—	—	—
Total	$387,188	$(161)	$387,027	$269,439	$91,266	$26,322

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
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the three and six months ended June 30, 2024, we recorded a non-cash impairment charge of $0.5 million related to a portion of our internal-use software that was non-recoverable. This amount was recorded in research and development expenses within the condensed consolidated statement of operations. In addition, during the three and six months ended June 30, 2024, we recorded a non-cash impairment charge of $0.6 million related to our operating lease right-of-use assets, as we committed in June 2024 to our plan to abandon our prior office space, and we relocated our corporate headquarters back to One World Trade Center in July 2024. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
5.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued delivery service partner fees	$36,814	$39,964
Accrued compensation and benefits	6,146	9,148
Accrued legal settlements (1)	9,575	9,000
Professional and consulting fees	1,344	3,866
Sublease liability	—	2,032
Accrued taxes	1,026	1,068
Other	2,773	3,162
Total accrued expenses and other current liabilities	$57,678	$68,240

(1) See “Note 10—Commitments and Contingencies” for details. $9.0 million of this balance as of June 30, 2024 has an equal and offsetting balance within prepaid expenses and other current assets on the condensed consolidated balance sheet, as we anticipate insurance recoveries against this amount due.
6.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of June 30, 2024.

As of June 30, 2024, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of June 30, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
In April 2024, we further amended the Second Amended and Restated LSA (the “Second Amendment”) with Banc of California (formerly known as Pacific Western Bank) to set compliance thresholds for 2024. The Second Amendment did not change any other financial or non-financial covenants, and we remained in compliance with all required covenants upon execution of the Second Amendment. The foregoing description of the material terms of the Second Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Second Amendment, filed herewith.
7.Stockholders’ Equity
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “Stock Buyback Program”). We completed this Stock Buyback Program in the second quarter of 2024.
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “2024 Buyback Program”). Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion.
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
The following table summarizes the share repurchase activity of our Class A common stock under the Stock Buyback Program for the periods presented (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Value of Shares Repurchased (1)	Remaining Amount Authorized
Balance as of January 1, 2024				$22,097
Repurchases through the Stock Buyback Program for the three months ended:
March 31, 2024	2,799,891	$5.44	$15,234	(15,234)
June 30, 2024	1,374,108	4.99	6,863	(6,863)
Total	4,173,999	$5.29	$22,097	$—

(1) Average price paid per share and value of shares excludes broker commission fees.
We have not made any repurchases under the 2024 Buyback Program.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2024 and December 31, 2023 the maximum number of shares authorized for issuance to participants under the 2021 Plan was 49,148,955 and 40,556,635, respectively. As of June 30, 2024 and December 31, 2023, the number of shares available for issuance to participants under the 2021 Plan was 31,286,770 and 25,029,007, respectively.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the six months ended June 30, 2024:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	9,545,036	$8.70
Granted	1,226,750	5.05
Vested	(1,633,281)	9.26
Forfeited and canceled	(867,934)	8.91
Unvested at June 30, 2024	8,270,571	$8.03
The total fair value of RSUs vested during the six months ended June 30, 2024 was $8.1 million. Future stock-based compensation expense for unvested RSUs awarded as of June 30, 2024 was approximately $62.3 million and is expected to be recognized over a weighted-average period of 2.65 years.
Performance-Based Restricted Stock Units
In February 2023, we made grants to executives in the form of PSUs (“2023 PSUs”) that will vest over three years based on the achievement of specified financial targets at the end of a one-year performance period, subject to the executive’s continuous service. The target number of shares underlying the 2023 PSUs was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year. Based on the actual financial metrics achieved relative to the target financial metrics for the year ended December 31, 2023, the number of PSUs issued were 103.86% of the target PSUs. Accordingly, 150,036 shares vested for the six months ended June 30, 2024 upon meeting the time-based vesting requirement. The remaining eligible shares will vest according to the time-based service requirements, subject to the applicable executive’s continued service as of each vesting date. The fair value of the 2023 PSUs is calculated based on the stock price on the date of grant.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested PSUs during the six months ended June 30, 2024:

	PSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	395,545	$7.77
Granted	2,104,852	6.89
Vested	(150,036)	7.77
Forfeited and canceled	(56,968)	7.77
Unvested at June 30, 2024	2,293,393	$6.96
The total fair value of PSUs vested during the six months ended June 30, 2024 was $0.8 million. Future stock-based compensation expense for unvested PSUs as of June 30, 2024 was approximately $13.3 million and is expected to be recognized over a weighted-average period of 2.50 years.
Employee Stock Purchase Plan
The employee stock purchase plan (“ESPP”) current offering period began in June 2024 and ends in December 2024. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,084,696 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2024. As of June 30, 2024, a total of 6,402,450 shares are available for issuance to employees under the ESPP. For the six months ended June 30, 2024 and 2023, we recorded approximately $0.4 million and $0.7 million of compensation expense associated with our ESPP, respectively.

Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue - platform	$1,302	$1,673	$2,813	$3,498
Cost of revenue - professional services and other	49	172	174	363
Research and development	2,658	3,555	5,679	8,102
General and administrative	4,885	5,600	9,565	10,587
Sales and marketing	1,522	2,056	3,025	4,550
Restructuring charges	—	1,728	—	1,728
Total stock-based compensation expense	$10,416	$14,784	$21,256	$28,828
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of 3.27% for the six months ended June 30, 2024. We recorded a provision for income taxes resulting in an effective tax rate of (0.08)% for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets, adjustments for share-based compensation, and state and local taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
our deferred tax assets, an adjustment to our valuation allowance on our deferred tax assets would have the effect of increasing net income in the period such determination is made.
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2024 and 2023. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market customers, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims concerning our publicly disclosed “active locations” counts to proceed. On December 1, 2023, the Court issued an opinion confirming its September 26, 2023, order granting in part and denying in part our motion to dismiss. Also on December 1, 2023, the Court entered an order certifying a class of stockholders that purchased Olo’s Class A common stock between March 17, 2021 and August 11, 2022. On January 16, 2024, the parties reached an agreement to settle the lawsuit, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. The Court granted final approval of the settlement on June 11, 2024. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until all contingencies relating to the insurance recovery have been removed, including an acknowledgment by the insurance company and our determination that recovery of the expected amount is probable. During the six months ended June 30, 2024, we recorded $10.6 million in recoveries under this insurance coverage, which was recorded within general and administrative expenses.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York against certain of our directors and officers (the “Floyd Derivative Defendants”), captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770). On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560-KSJM) (the “Floyd Derivative Complaint”). The Floyd Derivative Complaint alleges that, between at least August 10, 2021 and August 11, 2022, the Floyd Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Floyd Derivative Complaint asserts claims for breaches of fiduciary duty, aiding and

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
abetting breach of fiduciary duty, and waste of corporate assets. The Floyd Derivative Complaint seeks a judgment declaring that the plaintiff may bring the action on behalf of us in a derivative capacity; awarding us damages for the Floyd Derivative Defendants’ alleged breaches of fiduciary duty, and waste of corporate assets; requiring us to reform and improve our corporate governance and internal procedures; ordering the Floyd Derivative Defendants to pay restitution to us; awarding the plaintiff her costs, fees, and expenses, including attorney’s fees; and granting such other relief that the Court determines to be appropriate. On June 1, 2023, the Court granted the parties’ stipulation to stay the Floyd Derivative Complaint. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On November 16, 2023, Alexander A. Balleh and Neil Ahearne, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Balleh v. Glass, et al. (C.A. No. 2023-1165-KSJM) (the “Balleh Derivative Complaint”) against certain of our directors and officers (the “Balleh Derivative Defendants”). The Balleh Derivative Complaint alleges that, from approximately March 2021 through the date of the Balleh Derivative Complaint, the Balleh Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Balleh Derivative Complaint asserts a claim for breaches of fiduciary duty. The Balleh Derivative Complaint seeks a judgment against the Balleh Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Balleh Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events alleged in the Balleh Derivative Complaint; awarding us restitution from the Balleh Derivative Defendants and ordering disgorgement of all profits, benefits and other compensation obtained by the Balleh Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On January 11, 2024, J. Brandon Giuda and Katrina Giuda, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Giuda v. Glass, et al. (C.A. No. 2024-0025-KSJM) (the “Giuda Derivative Complaint”) against certain of our directors and officers (the “Giuda Derivative Defendants”). The Giuda Derivative Complaint alleges that, from at least March 2021, the Giuda Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Giuda Derivative Complaint asserts claims for breaches of fiduciary duties, contribution and indemnification, aiding and abetting breaches of fiduciary duties, insider trading against Defendant Glass, and unjust enrichment against Defendant Glass. The Giuda Derivative Complaint seeks a judgment against the Giuda Derivative Defendants declaring that plaintiffs may maintain the action on behalf of us and that they are adequate representatives of us; declaring that the Giuda Derivative Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Olo; directing us to take all necessary actions to implement and maintain an effective system of internal controls and meaningful oversight and monitoring; determining and awarding to us the damages sustained as a result of the violations alleged against the Giuda Derivative Defendants; ordering Defendant Glass to disgorge and pay to us all profits, benefits, and other compensation obtained by his alleged insider trading and breaches of fiduciary duties; ordering the disgorgement of profits, benefits, and other compensation; awarding us restitution from the Giuda Derivative Defendants; awarding plaintiffs costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On April 26, 2024, the Court granted the parties’ stipulation regarding a schedule for the Giuda Derivative Defendants’ anticipated motion to dismiss the Giuda Derivative Complaint. The Giuda Derivative Defendants are currently due to answer, move to dismiss, or otherwise respond to the Giuda Derivative Complaint by October 25, 2024. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On May 15, 2024, Richard Scarantino (the “Scarantino Plaintiff”), an alleged Olo stockholder, filed a class action and derivative complaint on behalf of Olo stockholders and on behalf of us as a nominal defendant, in the Court of the Chancery of the State of Delaware captioned Scarantino v. Glass, et al. (C.A. No. 2024-0517-KSJM) (the “Scarantino Complaint”) against our Board of Directors (the “Scarantino Director Defendants”), our Chief Executive Officer (the “Scarantino Officer Defendant”), The Raine Group LLC, RPII Order LLC, and Raine Associates II LP (collectively, “The Raine Group” and together with Olo, the Scarantino Director Defendants, and the Scarantino Officer Defendant, the “Scarantino Defendants”). The Scarantino Complaint alleged that the Director Defendants and Officer Defendant breached their fiduciary duties by authorizing the 2024 Buyback Program, which could result in The Raine Group having majority voting control over Olo. The Scarantino Complaint asserted a direct and a derivative claim for breaches of fiduciary duty against the Scarantino Director Defendants and the Scarantino Officer Defendant. The Scarantino Complaint also asserted that The Raine

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Group aided and abetted the Scarantino Director Defendants’ and Scarantino Officer Defendant’s breaches of fiduciary duty. On June 11, 2024, our Board of Directors agreed, through unanimous written consent (the “Board Resolutions”) that, among other things, the 2024 Buyback Program shall be carried out in such a way that our repurchases pursuant thereto do not cause The Raine Group’s ownership of Olo’s outstanding voting stock to exceed 49.9% and to take appropriate measures to the best of their ability to ensure that repurchases pursuant to the 2024 Buyback Program do not cause The Raine Group’s ownership of our outstanding voting stock to exceed 49.9%. The Scarantino Plaintiff subsequently agreed that the Board Resolutions would render the Scarantino Complaint moot. On June 12, 2024, the Scarantino Defendants moved to dismiss the Scarantino Complaint. On June 21, 2024, the parties filed a stipulation and proposed order dismissing the Scarantino Complaint with prejudice, which the Court granted on June 24, 2024. The Court retains jurisdiction of this lawsuit solely for the purpose of adjudicating an application for attorneys’ fees in connection with the claims asserted in the Scarantino Complaint. If an agreement cannot be reached, the parties will litigate the Scarantino Plaintiff’s application for attorneys’ fees. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
Subsequent to June 30, 2024, we recorded $0.6 million of litigation-related expenses. Because these expenses were associated with ongoing litigation matters that existed as of June 30, 2024, these amounts were reflected in general and administrative expenses within the condensed consolidated statement of operations for the three and six months ended June 30, 2024.
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

Leases
In June 2024 we committed to a plan to abandon our office lease located at 99 Hudson St, New York, New York before the expiration of the lease term and relocate our corporate headquarters back to One World Trade Center. We recorded an impairment of operating lease right-of-use assets totaling $0.6 million during the three and six months ended June 30, 2024 in connection with the abandonment of the former office space. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
In March 2023, we abandoned our office lease located at 26 Broadway, New York, New York, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.
Sublease income was $0.6 million for the six months ended June 30, 2024. Sublease income was $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2024, the subtenant of our corporate headquarters at One World Trade Center surrendered the premises back to us, and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
11.Net Income (Loss) per Share Attributable to Common Stockholders
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$5,729	$(17,076)	$3,373	$(30,782)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic	161,197,680	162,324,314	161,766,287	162,005,150
Dilutive effect of outstanding stock-based compensation awards	9,275,144	—	9,842,079	—
Weighted-average common shares outstanding—diluted	170,472,824	162,324,314	171,608,366	162,005,150

Net income (loss) per share attributable to Class A and Class B common stockholders––basic	$0.04	$(0.11)	$0.02	$(0.19)
Net income (loss) per share attributable to common stockholders—diluted	$0.03	$(0.11)	$0.02	$(0.19)
The following weighted-average potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average stock options	5,790,497	26,658,312	5,842,461	27,779,202
Weighted-average RSUs and PSUs	10,184,044	11,298,462	9,752,507	10,948,330
Weighted-average estimated to be purchased under ESPP	—	191,968	—	241,351
Total	15,974,541	38,148,742	15,594,968	38,968,883

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
12.Restructuring Charges
On June 14, 2023, we completed a reduction of our workforce by approximately 11% to reorganize our business to better focus our investments on customer needs and to support long-term growth objectives (“Restructuring Plan”).
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
The actions associated with the Restructuring Plan were fully completed during the three months ended June 30, 2023.

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
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and payment programs and enables them to collect, analyze, and act on data to drive more meaningful guest experiences. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than two million orders per day, and more than 85 million guests have transacted on our platform over the last year. As of June 30, 2024, our customer base included over 700 restaurant brands, representing approximately 82,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
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
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention exceeded 120% for the three months ended June 30, 2024. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
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
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own internal platform solutions. In addition, Wingstop Inc. announced an initiative to develop their own technology solution, which they rolled out in the second quarter of 2024 while continuing to use Olo’s API for Voice orders. We believe Wingstop Inc. will strive to sustain and grow the use of Olo’s APIs for Voice orders. The change to the Wingstop Inc. relationship has not been, and we believe will continue to not be, material to our business, results of operations, or financial condition.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended June 30,
	2024	2023
Average Revenue Per Unit	$852	$716
Ending Active Locations	82,000	77,000
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
For the quarter ended June 30, 2024, net revenue retention exceeded 120%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 700 existing brands across approximately 82,000 active locations as of June 30, 2024. We define an “active location” as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Platform	$69,600	$54,603	$135,365	$105,974
Professional services and other	904	648	1,650	1,517
Total revenue	70,504	55,251	137,015	107,491
Cost of revenue:
Platform (1)	29,788	19,721	58,116	37,334
Professional services and other (1)	811	1,058	1,786	2,194
Total cost of revenue	30,599	20,779	59,902	39,528
Gross Profit	39,905	34,472	77,113	67,963
Operating expenses:
Research and development (1)	16,957	18,298	33,956	38,771
General and administrative (1) (2)	8,664	18,469	21,420	35,679
Sales and marketing (1)	13,307	12,194	27,920	25,075
Restructuring charges (1)	—	6,682	—	6,682
Total operating expenses	38,928	55,643	83,296	106,207
Income (loss) from operations	977	(21,171)	(6,183)	(38,244)
Other income, net:
Interest income	4,844	4,155	9,751	7,609
Interest expense	(15)	(53)	(84)	(122)
Other income, net	—	—	3	—
Total other income, net	4,829	4,102	9,670	7,487
Income (loss) before income taxes	5,806	(17,069)	3,487	(30,757)
Provision for income taxes	77	7	114	25
Net income (loss)	$5,729	$(17,076)	$3,373	$(30,782)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue - platform	$1,302	$1,673	$2,813	$3,498
Cost of revenue - professional services and other	49	172	174	363
Research and development	2,658	3,555	5,679	8,102
General and administrative	4,885	5,600	9,565	10,587
Sales and marketing	1,522	2,056	3,025	4,550
Restructuring charges	—	1,728	—	1,728
Total stock-based compensation expense	$10,416	$14,784	$21,256	$28,828

(2) Includes benefits of $9.0 million and $10.6 million for the three and six months ended June 30, 2024, respectively, related to insurance recoveries of certain litigation-related expenses. Refer to “Note 10—Commitments and Contingencies” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Platform	98.7%	98.8%	98.8%	98.6%
Professional services and other	1.3	1.2	1.2	1.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	42.3	35.7	42.4	34.7
Professional services and other	1.2	1.9	1.3	2.0
Total cost of revenue	43.4	37.6	43.7	36.8
Gross Profit	56.6	62.4	56.3	63.2
Operating expenses:
Research and development	24.1	33.1	24.8	36.1
General and administrative	12.3	33.4	15.6	33.2
Sales and marketing	18.9	22.1	20.4	23.3
Restructuring charges	0.0	12.1	0.0	6.2
Total operating expenses	55.2	100.7	60.8	98.8
Income (loss) from operations	1.4	(38.3)	(4.5)	(35.6)
Other income, net:
Interest income	6.9	7.5	7.1	7.1
Interest expense	0.0	(0.1)	(0.1)	(0.1)
Other income, net	0.0	0.0	0.0	0.0
Total other income, net	6.8	7.4	7.1	7.0
Income (loss) before income taxes	8.2	(30.9)	2.5	(28.6)
Provision for income taxes	0.1	0.0	0.1	0.0
Net income (loss)	8.1%	(30.9)%	2.5%	(28.6)%

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$69,600	$54,603	$14,997	27.5%
Professional services and other	904	648	256	39.5
Total Revenue	$70,504	$55,251	$15,253	27.6%
Platform

Total platform revenue increased $15.0 million, or 27.5%, to $69.6 million for the three months ended June 30, 2024 from $54.6 million for the three months ended June 30, 2023. This increase was primarily the result of increases in Olo Pay adoption and volume, combined with higher Order revenue from new customers and higher transaction volume. Average revenue per unit increased to approximately $852 for the three months ended June 30, 2024 from approximately $716 for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, 40.2% and 45.6% of our platform revenue was subscription revenue, respectively, and 59.8% and 54.4% was transaction revenue, respectively. Active locations increased to approximately 82,000 as of June 30, 2024 from approximately 77,000 as of June 30, 2023.
Professional Services and Other
Total professional services and other revenue increased $0.3 million, or 39.5%, to $0.9 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. This increase was driven by deployments during the three months ended June 30, 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$29,788	$19,721	$10,067	51.0%
Professional services and other	811	1,058	(247)	(23.3)
Total cost of revenue	$30,599	$20,779	$9,820	47.3%
Percentage of revenue:
Platform	42.3%	35.7%
Professional services and other	1.2	1.9
Total cost of revenue	43.4%	37.6%
Gross Profit	$39,905	$34,472	$5,433	15.8%
Gross Margin	56.6%	62.4%
Platform
Total platform cost of revenue increased $10.1 million, or 51.0%, to $29.8 million for the three months ended June 30, 2024 from $19.7 million for the three months ended June 30, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.2 million, or 23.3%, to $0.8 million for the three months ended June 30, 2024 from $1.1 million for the three months ended June 30, 2023. This decrease was primarily the result of reduced third party consulting costs and a decrease in compensation costs during the three months ended June 30, 2024 stemming from our workforce reduction in 2023.
Gross Profit
Gross profit increased $5.4 million to $39.9 million for the three months ended June 30, 2024, from $34.5 million for the three months ended June 30, 2023. Gross margin decreased to 56.6% for the three months ended June 30, 2024 from 62.4% for the three months ended June 30, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with the increased Olo Pay adoption, higher platform costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$16,957	$18,298	$(1,341)	(7.3)%
Percentage of total revenue	24.1%	33.1%
Research and development expense decreased $1.3 million, or 7.3%, to $17.0 million for the three months ended June 30, 2024 from $18.3 million for the three months ended June 30, 2023. This decrease was primarily the result of reduced compensation costs during the three months ended June 30, 2024 stemming from our workforce reduction in 2023. This was partially offset by increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 24.1% for the three months ended June 30, 2024 from 33.1% for the three months ended June 30, 2023.
General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$8,664	$18,469	$(9,805)	(53.1)%
Percentage of total revenue	12.3%	33.4%
General and administrative expense decreased $9.8 million, or 53.1%, to $8.7 million for the three months ended June 30, 2024 from $18.5 million for the three months ended June 30, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the three months ended June 30, 2023 and the impact of $9.0 million of litigation-related insurance recoveries recorded in the three months ended June 30, 2024. As a percentage of total revenue, general and administrative expenses decreased to 12.3% for the three months ended June 30, 2024 from 33.4% for the three months ended June 30, 2023.
Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$13,307	$12,194	$1,113	9.1%
Percentage of total revenue	18.9%	22.1%
Sales and marketing expense increased $1.1 million, or 9.1%, to $13.3 million for the three months ended June 30, 2024 from $12.2 million for the three months ended June 30, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 18.9% for the three months ended June 30, 2024 from 22.1% for the three months ended June 30, 2023.

Restructuring Charges

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring charges	—	6,682	$(6,682)	Not meaningful
Percentage of total revenue	—%	12.1%
Restructuring charges were $6.7 million for the three months ended June 30, 2023 and were comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.
Other Income, Net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,844	$4,155	$689	16.6%
Percentage of total revenue	6.9%	7.5%
Interest expense	$(15)	$(53)	$38	(71.7)%
Percentage of total revenue	—%	(0.1)%
Other income, net	$—	$—	$—	Not meaningful
Percentage of total revenue	—%	—%
Total other income, net	$4,829	$4,102	$727	17.7%
Percentage of total revenue	6.8%	7.4%
Other income for the three months ended June 30, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by an increase in interest rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$77	$7	$70	1000.0%
Percentage of total revenue	0.1%	—%
Provision for income taxes for the three months ended June 30, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$135,365	$105,974	$29,391	27.7%
Professional services and other	1,650	1,517	133	8.8
Total Revenue	$137,015	$107,491	$29,524	27.5%
Platform
Total platform revenue increased $29.4 million, or 27.7%, to $135.4 million for the six months ended June 30, 2024 from $106.0 million for the six months ended June 30, 2023. This increase was primarily the result of increases in Olo Pay adoption and volume, combined with higher Order revenue from new customers and higher transaction volume. Average revenue per unit increased to approximately $1,671 for the six months ended June 30, 2024 from approximately $1,296 for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, 39.7% and 46.6% of our platform revenue was subscription revenue, respectively, and 60.3% and 53.4% was transaction revenue, respectively. Active locations increased to approximately 82,000 as of June 30, 2024 from approximately 77,000 as of June 30, 2023.
Professional Services and Other
Total professional services and other revenue increased $0.1 million, or 8.8%, to $1.7 million for the six months ended June 30, 2024 from $1.5 million for the six months ended June 30, 2023. This increase was driven by deployments during the six months ended June 30, 2024 .
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$58,116	$37,334	$20,782	55.7%
Professional services and other	1,786	2,194	(408)	(18.6)
Total cost of revenue	$59,902	$39,528	$20,374	51.5%
Percentage of revenue:
Platform	42.4%	34.7%
Professional services and other	1.3	2.0
Total cost of revenue	43.7%	36.8%
Gross Profit	$77,113	$67,963	$9,150	13.5%
Gross Margin	56.3%	63.2%
Platform
Total platform cost of revenue increased $20.8 million, or 55.7%, to $58.1 million for the six months ended June 30, 2024 from $37.3 million for the six months ended June 30, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.4 million, or 18.6%, to $1.8 million for the six months ended June 30, 2024 from $2.2 million for the six months ended June 30, 2023. This decrease was primarily the result of reduced third party consulting costs and a decrease in compensation costs during the six months ended June 30, 2024 stemming from our workforce reduction in 2023.
Gross Profit
Gross profit increased $9.2 million to $77.1 million for the six months ended June 30, 2024, from $68.0 million for the six months ended June 30, 2023. Gross margin decreased to 56.3% for the six months ended June 30, 2024 from 63.2% for the six months ended June 30, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with the increased Olo Pay adoption, higher platform costs to support growth in transactions, and an increase in costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$33,956	$38,771	$(4,815)	(12.4)%
Percentage of total revenue	24.8%	36.1%
Research and development expense decreased $4.8 million, or 12.4%, to $34.0 million for the six months ended June 30, 2024 from $38.8 million for the six months ended June 30, 2023. This decrease was primarily the result of reduced compensation costs during the six months ended June 30, 2024 stemming from our workforce reduction in 2023. This was partially offset by increases in website hosting costs. As a percentage of total revenue, research and development expenses decreased to 24.8% for the six months ended June 30, 2024 from 36.1% for the six months ended June 30, 2023.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$21,420	$35,679	$(14,259)	(40.0)%
Percentage of total revenue	15.6%	33.2%
General and administrative expense decreased $14.3 million, or 40.0%, to $21.4 million for the six months ended June 30, 2024 from $35.7 million for the six months ended June 30, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the six months ended June 30, 2023 and the impact of $10.6 million of litigation-related insurance recoveries recorded in the six months ended June 30, 2024. Refer to “Note 10—Commitments and Contingencies” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. Also contributing to the decrease was reduced compensation costs during the six months ended June 30, 2024 stemming from our workforce reduction in 2023. As a percentage of total revenue, general and administrative expenses decreased to 15.6% for the six months ended June 30, 2024 from 33.2% for the six months ended June 30, 2023.
Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$27,920	$25,075	$2,845	11.3%
Percentage of total revenue	20.4%	23.3%
Sales and marketing expense increased $2.8 million, or 11.3%, to $27.9 million for the six months ended June 30, 2024 from $25.1 million for the six months ended June 30, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 20.4% for the six months ended June 30, 2024 from 23.3% for the six months ended June 30, 2023.
Restructuring Charges

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring charges	—	6,682	(6,682)	Not meaningful
Percentage of total revenue	—%	6.2%
Restructuring charges were $6.7 million for the six months ended June 30, 2023 and were comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganization in the second quarter of 2023, which entailed a reduction of workforce.

Other Income, Net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$9,751	$7,609	$2,142	28.2%
Percentage of total revenue	7.1%	7.1%
Interest expense	$(84)	$(122)	$38	(31.1)%
Percentage of total revenue	(0.1)%	(0.1)%
Other income, net	$3	$—	$3	Not meaningful
Percentage of total revenue	—%	—%
Total other income, net	$9,670	$7,487	$2,183	29.2%
Percentage of total revenue	7.1%	7.0%
Other income for the six months ended June 30, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily driven by an increase in amounts invested and an increase in interest rates.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$114	$25	$89	356.0%
Percentage of total revenue	0.1%	—%
Provision for income taxes for the six months ended June 30, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities, totaling $387.0 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. During the six months ended June 30, 2024, we repurchased 4,173,999 shares of our Class A common stock for approximately $22.2 million under the Stock Buyback Program, completing this program.
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the 2024 Buyback Program. Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. We have not made any repurchases under the 2024 Buyback Program.
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
Credit Facility
As of June 30, 2024, we had $68.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Banc of California (formerly known as Pacific Western Bank), after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of June 30, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$24,158	$9,266
Net cash used in investing activities	$(13,632)	$(17,958)
Net cash used in financing activities	$(19,305)	$(23,362)
Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities was $24.2 million, primarily due to net income of $3.4 million adjusted for non-cash charges of $32.3 million, partially offset by a net decrease attributable to our operating assets and liabilities of $11.5 million. The non-cash adjustments primarily relate to stock-based compensation charges of $21.3 million, depreciation and amortization expense of $6.6 million, and provision for expected credit losses of $3.3 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a decrease in accrued expenses of $10.6 million related primarily to the payment of fees owed to delivery service providers and vendors and the payment of accrued compensation.
For the six months ended June 30, 2023, net cash provided by operating activities was $9.3 million, primarily due to a net loss of $30.8 million adjusted for non-cash charges of $34.3 million, and a net increase attributable our operating assets and liabilities of $5.8 million. The non-cash adjustments primarily related to stock-based compensation charges of $28.8 million and depreciation and amortization expense of $4.5 million. The net increase attributable to our operating assets and liabilities was primarily driven by an increase in accrued expenses and other current liabilities of $12.1 million related primarily to higher fees owed to delivery service providers and vendors, accrued compensation in connection with the corporate reorganization in the second quarter of 2023, and professional and consulting fees, as well as an increase in accounts payable of $5.5 million. These increases were partially offset by an increase in accounts receivable of $9.1 million and an increase in deferred contract costs of $2.0 million primarily due to growth of our revenue.
Investing Activities
Cash used in investing activities was $13.6 million during the six months ended June 30, 2024, primarily due to $6.4 million of net purchases of investments and $6.8 million for the development of capitalized internal-use software to support further product development.
Cash used in investing activities was $18.0 million during the six months ended June 30, 2023, primarily due to $10.7 million of net purchases of investments and $7.3 million for the development of capitalized internal-use software to support further product development.
Financing Activities
Cash used by financing activities was $19.3 million during the six months ended June 30, 2024, primarily driven by $22.2 million of stock repurchases under the Stock Buyback Program, partially offset by $2.8 million of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
Cash used by financing activities was $23.4 million during the six months ended June 30, 2023, primarily driven by $30.1 million of stock repurchases under the Stock Buyback Program, partially offset by $6.8 million of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
Material Cash Requirements
There were no material changes in our material cash requirements during the six months ended June 30, 2024 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 8 of our Annual Report on Form 10-K, for additional information regarding our material cash requirements.

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
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), loss on disposal of assets, capitalized internal-use software and intangible amortization (non-cash expense), non-cash impairment charges, restructuring charges, certain severance costs, and transaction costs (typically incurred within one year of the related acquisition). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
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

Reconciliation of Non-GAAP Operating Income to GAAP Operating Loss
The following table presents a reconciliation of non-GAAP operating income to GAAP operating income (loss), the most directly comparable GAAP measure, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating income (loss), GAAP	$977	$(21,171)	$(6,183)	$(38,244)
Plus: Stock-based compensation expense and related payroll tax expense	10,627	13,495	21,755	27,992
Plus: Certain litigation-related expenses, net of recoveries	(8,462)	2,975	(9,834)	3,859
Plus: Non-cash impairment charge associated with corporate headquarters	563	—	563	—
Plus: Non-cash capitalized internal-use software impairment	517	—	517	—
Plus: Capitalized internal-use software and intangible amortization	3,392	2,207	6,413	4,239
Plus: Restructuring charges	—	6,682	—	6,682
Plus: Certain severance costs	—	—	—	830
Plus: Loss on disposal of assets	—	—	—	38
Plus: Transaction costs	—	322	—	358
Operating income, non-GAAP	$7,614	$4,510	$13,231	$5,754
Percentage of revenue:
Operating margin, GAAP	1%	(38)%	(5)%	(36)%
Operating margin, non-GAAP	11%	8%	10%	5%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$18,131	$2,019	$24,158	$9,266
Purchase of property and equipment	(299)	—	(367)	—
Capitalized internal-use software	(3,682)	(3,897)	(6,831)	(7,279)
Non-GAAP free cash flow	$14,150	$(1,878)	$16,960	$1,987
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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.

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

As of June 30, 2024, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of June 30, 2024, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of June 30, 2024, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of June 30, 2024, we had cash and cash equivalents of $269.4 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of June 30, 2024, we invested $141.3 million of our cash and cash equivalents in money market funds. We also invested $117.6 million in other securities, of which $91.3 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following description includes risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 7, 2024 under the heading “Risk Factors” and new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, under the heading “Risk Factors.”

Legal, Regulatory, Compliance, and Reputational Risks

We and our third-party partners and service providers transmit and store personal information of our customers and guests. We anticipate that Olo, or our third-party partners and service providers, may be the target of future cybersecurity attacks which may result in personal information, confidential information, or credit card information being compromised or accessed without or beyond authorization, which could interrupt our business, result in our reputation being harmed, and expose us to liability and loss of business.

Our business involves the collection, transmission, and storage of the personal information and confidential information of our partners, our customers and their guests, and guests with whom we have a direct relationship. Cybersecurity incidents or data breaches can originate either externally, such as through our customers, our third-party partners, or service providers, or internally. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and guests. This information could also be exposed through human error, malfeasance, or otherwise. The unauthorized disclosure, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a cybersecurity incident or data breach does not arise out of our actions or inactions, or directly impact our business, the resulting guest concern arising from a customer, partner, or service provider cybersecurity incident or data breach could negatively affect our customers and our business.

We do not proactively monitor or control our customers’ content uploaded to our platform(s) or on our servers, or information made available through third-party integrations that our customers use in connection with our platform, which may include personal information or confidential information. We integrate with a number of third-party partners in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such partners, a cybersecurity incident or data breach of one of these providers could become negatively associated with our brand or our assistance in responding to such a breach could tie up our internal resources. Additionally, we use service providers to help deliver services to our customers and guests. These service providers may handle or store personal information, credit card information, or confidential information. By the nature of the integrations and the constantly evolving techniques used to obtain access, compromise, or interrupt the integrity of systems, we could get drawn into any resulting lawsuits. We are also subject to federal, state, provincial, and other laws regarding cybersecurity and data protection. Although we have taken measures to monitor and protect our systems within our control and ensure that those third parties which have access to our platform maintain adequate security, we cannot guarantee that these measures will protect our systems from a security incident in the future. Some jurisdictions have enacted laws requiring companies to notify affected individuals or government agencies of data breaches involving certain types of personal information and our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, an increasing number of jurisdictions, as well as our contracts with certain customers, require us to maintain industry-standard or reasonable measures to safeguard personal information or confidential information. This includes safeguards related to credit card information and sensitive authentication data which is transmitted through our platform. We are required by card networks and our contracts with payment processors to adhere to the Payment Card Industry Data Security Standards.

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks’ and self-regulatory organizations’ cybersecurity or data protection requirements could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, guests or other relevant stakeholders. These claims could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. In addition, if our security measures fail to protect personal information or confidential information, including payment information, adequately, we could be liable to our partners, our customers, and guests for their losses as well as for statutory damages. As a result, we could be subject to fines, face regulatory or other legal action, and our customers could lose their confidence with us, which all could negatively impact our business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.

Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or could harm our business.

We began commercially offering Olo Pay in the first quarter of 2022. In connection with this offering, the payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and they have discretion to interpret them and change them, including in ways that may limit our ability to offer Olo Pay. We have also agreed, via our contracts with our payment processing partners, to comply with certain contractual obligations in addition to the payment card network operating rules. Through our offering of Olo Pay, we have agreed to reimburse our payment processor partners for fines they are assessed by payment card networks as a result of any rule violations by us or our customers. We are also required to reimburse guests for chargebacks not funded by our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and customers currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards on their networks, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment processing partners and payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.

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

Currently, we substantially rely on a limited number of third-party payment processors to facilitate payments made by guests and payments made to customers through the Olo Pay module. While we may develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. In the event that any of our third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore may not collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.

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

We have also recently become a payment facilitator. As a payment facilitator, we must comply with additional provisions of the payment card network operating rules and additional contractual obligations. In addition to the risks described above, being a payment facilitator means that we may be contractually required to assume more risk on behalf of our customers that use Olo Pay. Specifically, we may be contractually obligated to manage fraud costs to the extent they are facilitated by our customers through Olo Pay. In addition, we have implemented a process to evaluate the risk posed by potential losses, including but not limited to losses resulting from data security incidents, instances of fraud, and increased chargebacks by our customers and potential customers to minimize the risk of onboarding or supporting customers that pose elevated risk of such potential losses. We may be subject to liability from losses caused by such elevated risk customers. Failure to meet the obligations imposed on payment facilitators could adversely affect our customer relationships, business, reputation, brand, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases through the Stock Buyback Program of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
April 1 - 30, 2024	1,214,972	$5.00	1,214,972	$784
May 1 - 31, 2024	159,136	4.93	159,136	—
June 1 - 30, 2024	—	—	—	—
Total	1,374,108	4.99	1,374,108	—

(1) Average price paid per share excludes broker commission fees.
(2) On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. The Stock Buyback Program was completed as of June 30, 2024. On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the 2024 Buyback Program. The 2024 Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. We have not made any repurchases under the 2024 Buyback Program.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on June 26, 2024).
June 26, 2024

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1#	Second Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Banc of California, dated April 25, 2024.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

July 31, 2024	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

July 31, 2024	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)