Form 10-Q
period 2024-09-30
Olo Inc.
filed 2024-11-07
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 4, 2024, 111,678,544 shares of the registrant’s Class A common stock and 51,991,185 shares of registrant’s Class B common stock were outstanding.

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
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent Quarterly Reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$272,180	$278,218
Short-term investments	77,533	84,331
Accounts receivable, net of expected credit losses of $4,288 and $2,785, respectively	55,886	70,264
Contract assets	500	412
Deferred contract costs	5,450	4,743
Prepaid expenses and other current assets	13,584	12,769
Total current assets	425,133	450,737
Property and equipment, net of accumulated depreciation and amortization of $17,522 and $10,111, respectively	26,497	22,055
Intangible assets, net of accumulated amortization of $11,233 and $8,264, respectively	14,769	17,738
Goodwill	207,781	207,781
Contract assets, noncurrent	1,168	352
Deferred contract costs, noncurrent	5,810	5,806
Operating lease right-of-use assets	9,988	12,529
Long-term investments	42,140	25,748
Other assets, noncurrent	39	73
Total assets	$733,325	$742,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462	$4,582
Accrued expenses and other current liabilities	48,094	68,240
Unearned revenue	1,965	1,533
Operating lease liabilities, current	2,552	2,859
Total current liabilities	54,073	77,214
Unearned revenue, noncurrent	182	57
Operating lease liabilities, noncurrent	12,159	13,968
Other liabilities, noncurrent	—	109
Total liabilities	66,414	91,348
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at September 30, 2024 and December 31, 2023; 111,275,660 and 108,469,679 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at September 30, 2024 and December 31, 2023; 51,993,616 and 54,891,834 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	163	163
Preferred stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	882,461	867,152
Accumulated deficit	(216,091)	(215,829)
Accumulated other comprehensive income (loss)	378	(15)
Total stockholders’ equity	666,911	651,471
Total liabilities and stockholders’ equity	$733,325	$742,819
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Platform	$70,999	$57,261	$206,364	$163,235
Professional services and other	854	533	2,504	2,050
Total revenue	71,853	57,794	208,868	165,285
Cost of revenue:
Platform	32,081	22,203	90,197	59,537
Professional services and other	763	1,026	2,549	3,220
Total cost of revenue	32,844	23,229	92,746	62,757
Gross Profit	39,009	34,565	116,122	102,528
Operating expenses:
Research and development	17,170	18,035	51,126	56,806
General and administrative	15,130	21,307	36,550	56,986
Sales and marketing	12,832	11,363	40,752	36,438
Restructuring charges (Note 12)	2,396	166	2,396	6,848
Total operating expenses	47,528	50,871	130,824	157,078
Loss from operations	(8,519)	(16,306)	(14,702)	(54,550)
Other income, net:
Interest income	4,936	4,598	14,687	12,207
Interest expense	(14)	(43)	(98)	(165)
Other (expense) income	(1)	(1)	2	(1)
Total other income, net	4,921	4,554	14,591	12,041
Loss before income taxes	(3,598)	(11,752)	(111)	(42,509)
Provision for income taxes	37	7	151	32
Net loss	$(3,635)	$(11,759)	$(262)	$(42,541)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.02)	$(0.07)	$0.00	$(0.26)
Diluted	$(0.02)	$(0.07)	$0.00	$(0.26)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,477,259	163,991,486	162,005,026	162,674,062
Diluted	162,477,259	163,991,486	162,005,026	162,674,062

The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,635)	$(11,759)	$(262)	$(42,541)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	539	57	393	(151)
Total other comprehensive income (loss)	539	57	393	(151)
Comprehensive (loss) income	$(3,096)	$(11,702)	$131	$(42,692)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock on exercise of stock options	469,841	1	1,144	—	—	1,145
Vesting of restricted and performance-based restricted stock units	812,602	1	(1)	—	—	—
Repurchase of common stock	(2,799,891)	(3)	(15,287)	—	—	(15,290)
Stock-based compensation	—	—	11,602	—	—	11,602
Other comprehensive loss	—	—	—	—	(129)	(129)
Net loss	—	—	—	(2,356)	—	(2,356)
Balance as of March 31, 2024	161,844,065	$162	$864,610	$(218,185)	$(144)	$646,443
Issuance of common stock under the Employee Stock Purchase Plan	262,237	—	1,016	—	—	1,016
Issuance of common stock on exercise of stock options	330,894	—	727	—	—	727
Vesting of restricted and performance-based restricted stock units	970,715	1	(1)	—	—	—
Repurchase of common stock	(1,374,108)	(1)	(6,890)	—	—	(6,891)
Stock-based compensation	—	—	11,271	—	—	11,271
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	5,729	—	5,729
Balance as of June 30, 2024	162,033,803	$162	$870,733	$(212,456)	$(161)	$658,278
Issuance of common stock on exercise of stock options	320,972	—	721	—	—	721
Vesting of restricted and performance-based restricted stock units	914,501	1	(1)	—	—	—
Stock-based compensation	—	—	11,008	—	—	11,008
Other comprehensive income	—	—	—	—	539	539
Net loss	—	—	—	(3,635)	—	(3,635)
Balance as of September 30, 2024	163,269,276	$163	$882,461	$(216,091)	$378	$666,911

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock on exercise of stock options	1,055,108	1	2,364	—	—	2,365
Vesting of restricted stock units	802,576	1	(1)	—	—	—
Repurchase of common stock	(2,652,372)	(2)	(20,050)	—	—	(20,052)
Stock-based compensation	—	—	15,127	—	—	15,127
Other comprehensive income	—	—	—	—	197	197
Net loss	—	—	—	(13,706)	—	(13,706)
Balance as of March 31, 2023	161,650,029	$162	$852,689	$(171,248)	$(56)	$681,547
Issuance of common stock under the Employee Stock Purchase Plan	253,973	—	1,463	—	—	1,463
Issuance of common stock on exercise of stock options	1,528,955	1	3,097	—	—	3,098
Vesting of restricted stock units	1,006,863	1	(1)	—	—	—
Repurchase of common stock	(1,409,420)	(1)	(10,046)	—	—	(10,047)
Stock-based compensation	—	—	15,278	—	—	15,278
Other comprehensive loss	—	—	—	—	(405)	(405)
Net loss	—	—	—	(17,076)	—	(17,076)
Balance as of June 30, 2023	163,030,400	$163	$862,480	$(188,324)	$(461)	$673,858
Issuance of common stock in connection with charitable donation	172,918	—	1,136	—	—	1,136
Issuance of common stock on exercise of stock options	2,621,027	3	3,376	—	—	3,379
Vesting of restricted stock units	939,671	1	(1)	—	—	—
Repurchase of common stock	(2,014,202)	(2)	(13,033)	—	—	(13,035)
Stock-based compensation	—	—	13,763	—	—	13,763
Other comprehensive income	—	—	—	—	57	57
Net loss	—	—	—	(11,759)	—	(11,759)
Balance as of September 30, 2023	164,749,814	$165	$867,721	$(200,083)	$(404)	$667,399
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(262)	$(42,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,380	7,283
Stock-based compensation	31,757	41,341
Charitable donation of Class A common stock	—	1,136
Provision for expected credit losses	3,798	1,495
Non-cash lease expense	1,978	2,079
Loss on disposal of assets	—	38
Non-cash impairment charges	1,079	—
Other non-cash operating activities, net	(1,576)	(1,883)
Changes in operating assets and liabilities:
Accounts receivable	10,580	(23,580)
Contract assets	(903)	(156)
Prepaid expenses and other current and noncurrent assets	(778)	2,835
Deferred contract costs	(711)	(2,588)
Accounts payable	(3,119)	(2,069)
Accrued expenses and other current liabilities	(20,167)	7,189
Operating lease liabilities	(2,116)	(2,226)
Unearned revenue	558	(812)
Other liabilities, noncurrent	(109)	76
Net cash provided by (used in) operating activities	30,389	(12,383)
Investing activities
Purchases of property and equipment	(782)	—
Capitalized internal-use software	(9,459)	(10,023)
Purchases of investments	(96,467)	(96,501)
Sales and maturities of investments	88,842	88,155
Net cash used in investing activities	(17,866)	(18,369)
Financing activities
Cash received for employee payroll tax withholdings	5,367	13,902
Cash paid for employee payroll tax withholdings	(5,351)	(13,896)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	3,604	10,208
Repurchase of common stock	(22,181)	(43,134)
Net cash used in financing activities	(18,561)	(32,920)
Net decrease in cash and cash equivalents	(6,038)	(63,672)
Cash and cash equivalents, beginning of period	278,218	350,073
Cash and cash equivalents, end of period	$272,180	$286,401

Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$97
Employee receivables for options exercised	$5	$—
Capitalization of stock-based compensation for internal-use software	$2,128	$2,827
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of September 30, 2024, our results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 and our cash flows for the nine months ended September 30, 2024 and 2023, respectively. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three and nine months ended September 30, 2024, no individual customer accounted for more than 10% of our revenue. For each of the three and nine months ended September 30, 2023, one customer accounted for 12% of our revenue.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2023-07 and expect to adopt for the year ending December 31, 2024.
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
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$27,625	$854	$28,479
Transferred at a point in time	43,374	—	43,374
Total revenue	$70,999	$854	$71,853

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$25,158	$533	$25,691
Transferred at a point in time	32,103	—	32,103
Total revenue	$57,261	$533	$57,794

	Nine Months Ended September 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$81,328	$2,504	$83,832
Transferred at a point in time	125,036	—	125,036
Total revenue	$206,364	$2,504	$208,868

	Nine Months Ended September 30, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$74,518	$2,050	$76,568
Transferred at a point in time	88,717	—	88,717
Total revenue	$163,235	$2,050	$165,285
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. Under ASC Topic 606, we record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.7 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the nine months ended September 30, 2024, we recognized $1.4 million of revenue related to contracts that were included in unearned revenue at December 31, 2023.
As of September 30, 2024, our remaining performance obligations were approximately $40.4 million, approximately 49% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.

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
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2023	$10,549
Capitalization of deferred contract costs	6,439
Amortization of deferred contract costs	(5,728)
Balance at September 30, 2024	$11,260
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
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Cost	Net Unrealized Gains	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$128,812	$—	$128,812	$128,812	$—	$—
Level 1:
Money market funds	142,159	—	142,159	142,159	—	—
Commercial paper	7,721	16	7,737	—	7,737	—
Subtotal	149,880	16	149,896	142,159	7,737	—
Level 2:
Certificates of deposit	24,431	34	24,465	1,209	23,256	—
U.S. Government and agency securities	47,968	191	48,159	—	25,568	22,591
Corporate bonds	40,384	137	40,521	—	20,972	19,549
Subtotal	112,783	362	113,145	1,209	69,796	42,140
Level 3:	—	—	—	—	—	—
Total	$391,475	$378	$391,853	$272,180	$77,533	$42,140

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
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the nine months ended September 30, 2024, we recorded a non-cash impairment charge of $0.5 million related to a portion of our internal-use software that was non-recoverable. This amount was recorded in research and development expenses within the condensed consolidated statement of operations. In addition, during the nine months ended September 30, 2024, we recorded a non-cash impairment charge of $0.6 million related to our operating lease right-of-use assets, as we committed in June 2024 to our plan to abandon our prior office space, and we relocated our corporate headquarters back to One World Trade Center in July 2024. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
5.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued delivery service partner fees	$33,036	$39,964
Accrued compensation and benefits	10,166	9,148
Accrued legal settlements (1)	—	9,000
Professional and consulting fees	1,100	3,866
Sublease liability	—	2,032
Accrued taxes	1,027	1,068
Other	2,765	3,162
Total accrued expenses and other current liabilities	$48,094	$68,240

(1) See “Note 10—Commitments and Contingencies” for details.
6.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of September 30, 2024.

As of September 30, 2024, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of September 30, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
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
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “2024 Buyback Program”). Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased, if any, will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion.
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
As of September 30, 2024 and December 31, 2023 the maximum number of shares authorized for issuance to participants under the 2021 Plan was 49,257,534 and 40,556,635, respectively. As of September 30, 2024 and December 31, 2023, the number of shares available for issuance to participants under the 2021 Plan was 31,840,015 and 25,029,007, respectively.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the nine months ended September 30, 2024:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	9,545,036	$8.70
Granted	1,482,747	5.06
Vested	(2,526,117)	9.16
Forfeited and canceled	(1,482,644)	8.48
Unvested at September 30, 2024	7,019,022	$7.82
The total fair value of RSUs vested during the nine months ended September 30, 2024 was $12.7 million. Future stock-based compensation expense for unvested RSUs awarded as of September 30, 2024 was approximately $52.1 million and is expected to be recognized over a weighted-average period of 2.45 years.
Performance-Based Restricted Stock Units
In February 2023, we made grants to executives in the form of PSUs (“2023 PSUs”) that will vest over three years based on the achievement of specified financial targets at the end of a one-year performance period, subject to the executive’s continuous service. The target number of shares underlying the 2023 PSUs was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year. Based on the actual financial metrics achieved relative to the target financial metrics for the year ended December 31, 2023, the number of PSUs issued were 103.86% of the target PSUs. Accordingly, 171,701 shares vested for the nine months ended September 30, 2024 upon meeting the time-based vesting requirement. The remaining eligible shares will vest according to the time-based service requirements, subject to the applicable executive’s continued service as of each vesting date. The fair value of the 2023 PSUs is calculated based on the stock price on the date of grant.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested PSUs during the nine months ended September 30, 2024:

	PSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	395,545	$7.77
Granted	2,104,852	6.89
Vested	(171,701)	7.77
Forfeited and canceled	(56,968)	7.77
Unvested at September 30, 2024	2,271,728	$6.96
The total fair value of PSUs vested during the nine months ended September 30, 2024 was $0.9 million. Future stock-based compensation expense for unvested PSUs as of September 30, 2024 was approximately $11.7 million and is expected to be recognized over a weighted-average period of 2.25 years.
Employee Stock Purchase Plan
The employee stock purchase plan (“ESPP”) current offering period began in June 2024 and ends in December 2024. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,084,696 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2024. As of September 30, 2024, a total of 6,402,450 shares are available for issuance to employees under the ESPP. For the nine months ended September 30, 2024 and 2023, we recorded approximately $0.5 million and $0.9 million of compensation expense associated with our ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue - platform	$1,182	$1,661	$3,995	$5,159
Cost of revenue - professional services and other	83	165	257	528
Research and development	2,779	3,628	8,458	11,730
General and administrative	5,008	5,506	14,573	16,093
Sales and marketing	1,449	1,553	4,474	6,103
Restructuring charges	—	—	—	1,728
Total stock-based compensation expense	$10,501	$12,513	$31,757	$41,341
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of (136.04)% for the nine months ended September 30, 2024. We recorded a provision for income taxes resulting in an effective tax rate of (0.08)% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets, adjustments for share-based compensation, and state and local taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the nine months ended September 30, 2024 and 2023. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.

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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers. On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market customers, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims concerning our publicly disclosed “active locations” counts to proceed. On December 1, 2023, the Court issued an opinion confirming its September 26, 2023, order granting in part and denying in part our motion to dismiss. Also on December 1, 2023, the Court entered an order certifying a class of stockholders that purchased Olo’s Class A common stock between March 17, 2021 and August 11, 2022. On January 16, 2024, the parties reached an agreement to settle the lawsuit, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. The Court granted final approval of the settlement on June 11, 2024. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until all contingencies relating to the insurance recovery have been removed, including an acknowledgment by the insurance company and our determination that recovery of the expected amount is probable. During the nine months ended September 30, 2024, we recorded $10.6 million in recoveries under this insurance coverage, which was recorded within general and administrative expenses.
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
On January 11, 2024, J. Brandon Giuda and Katrina Giuda, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Giuda v. Glass, et al. (C.A. No. 2024-0025-KSJM) (the “Giuda Derivative Complaint”) against certain of our directors and officers (the “Giuda Derivative Defendants”). The Giuda Derivative Complaint alleges that, from at least March 2021, the Giuda Derivative Defendants caused, or failed to prevent, our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Giuda Derivative Complaint asserts claims for breaches of fiduciary duties, contribution and indemnification, aiding and abetting breaches of fiduciary duties, insider trading against Defendant Glass, and unjust enrichment against Defendant Glass. The Giuda Derivative Complaint seeks a judgment against the Giuda Derivative Defendants declaring that plaintiffs may maintain the action on behalf of us and that they are adequate representatives of us; declaring that the Giuda Derivative Defendants have breached and/or aided and abetted the breach of their fiduciary duties to Olo; directing us to take all necessary actions to implement and maintain an effective system of internal controls and meaningful oversight and monitoring; determining and awarding to us the damages sustained as a result of the violations alleged against the Giuda Derivative Defendants; ordering Defendant Glass to disgorge and pay to us all profits, benefits, and other compensation obtained by his alleged insider trading and breaches of fiduciary duties; ordering the disgorgement of profits, benefits, and other compensation; awarding us restitution from the Giuda Derivative Defendants; awarding plaintiffs costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On April 26, 2024, the Court granted the parties’ stipulation regarding a schedule for the Giuda Derivative Defendants’ anticipated motion to dismiss the Giuda Derivative Complaint. The Giuda Derivative Defendants are currently negotiating a schedule to answer, move to dismiss, or otherwise respond to the Giuda Derivative Complaint. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.
On May 15, 2024, Richard Scarantino (the “Scarantino Plaintiff”), an alleged Olo stockholder, filed a class action and derivative complaint on behalf of Olo stockholders and on behalf of us as a nominal defendant, in the Court of the Chancery of the State of Delaware captioned Scarantino v. Glass, et al. (C.A. No. 2024-0517-KSJM) (the “Scarantino Complaint”) against our Board of Directors (the “Scarantino Director Defendants”), our Chief Executive Officer (the “Scarantino Officer Defendant”), The Raine Group LLC, RPII Order LLC, and Raine Associates II LP (collectively, “The Raine Group” and together with Olo, the Scarantino Director Defendants, and the Scarantino Officer Defendant, the “Scarantino Defendants”). The Scarantino Complaint alleged that the Director Defendants and Officer Defendant breached their fiduciary duties by authorizing the 2024 Buyback Program, which could result in The Raine Group having majority voting control over Olo. The Scarantino Complaint asserted a direct and a derivative claim for breaches of fiduciary duty against the Scarantino Director Defendants and the Scarantino Officer Defendant. The Scarantino Complaint also asserted that The Raine

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Group aided and abetted the Scarantino Director Defendants’ and Scarantino Officer Defendant’s breaches of fiduciary duty. On June 11, 2024, our Board of Directors agreed, through unanimous written consent (the “Board Resolutions”) that, among other things, the 2024 Buyback Program shall be carried out in such a way that our repurchases pursuant thereto do not cause The Raine Group’s ownership of Olo’s outstanding voting stock to exceed 49.9% and to take appropriate measures to the best of their ability to ensure that repurchases pursuant to the 2024 Buyback Program do not cause The Raine Group’s ownership of our outstanding voting stock to exceed 49.9%. The Scarantino Plaintiff subsequently agreed that the Board Resolutions would render the Scarantino Complaint moot. On June 12, 2024, the Scarantino Defendants moved to dismiss the Scarantino Complaint. On June 21, 2024, the parties filed a stipulation and proposed order dismissing the Scarantino Complaint with prejudice, which the Court granted on June 24, 2024. The Court retained jurisdiction of the lawsuit solely for the purpose of adjudicating an application for attorneys’ fees in connection with the claims asserted in the Scarantino Complaint. On August 2, 2024, the Court entered a Stipulation and Order providing that the Scarantino Plaintiff’s action will be dismissed with prejudice and the case will be closed, subject to the Company filing an affidavit with the Court confirming that a notice of settlement has been issued. The Company filed an affidavit with the Court on August 6, 2024.
We recorded $0.6 million of litigation-related expenses related to this matter for the nine months ended September 30, 2024. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
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
Leases
In June 2024 we committed to a plan to abandon our office lease located at 99 Hudson St, New York, New York before the expiration of the lease term and relocate our corporate headquarters back to One World Trade Center. We recorded an impairment of operating lease right-of-use assets totaling $0.6 million during the nine months ended September 30, 2024 in connection with the abandonment of the former office space. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
In March 2023, we abandoned our office lease located at 26 Broadway, New York, New York, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively. On April 18, 2023, we entered into an agreement with our landlord that provided for an early termination of our office lease located at 26 Broadway, New York, New York.
Sublease income was $0.6 million for the nine months ended September 30, 2024. Sublease income was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, the subtenant of our corporate headquarters at One World Trade Center surrendered the premises back to us, and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
11.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(3,635)	$(11,759)	$(262)	$(42,541)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic	162,477,259	163,991,486	162,005,026	162,674,062
Dilutive effect of outstanding stock-based compensation awards	—	—	—	—
Weighted-average common shares outstanding—diluted	162,477,259	163,991,486	162,005,026	162,674,062

Net loss per share attributable to Class A and Class B common stockholders––basic	$(0.02)	$(0.07)	$0.00	$(0.26)
Net loss per share attributable to common stockholders—diluted	$(0.02)	$(0.07)	$0.00	$(0.26)
The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options	19,985,166	22,730,187	19,985,166	22,730,187
Outstanding RSUs and PSUs	9,290,750	10,404,528	9,290,750	10,404,528
Outstanding shares estimated to be purchased under ESPP	202,496	192,422	202,496	192,422
Total	29,478,412	33,327,137	29,478,412	33,327,137

12.Restructuring Charges
On September 20, 2024, we announced a reduction of our workforce by approximately 9% to reorganize our business to better focus our investments on customer needs and to support long-term growth objectives (“2024 Restructuring Plan”).
We incurred charges of $2.4 million in connection with the 2024 Restructuring Plan for the three and nine months ended September 30, 2024, consisting of the following: $2.0 million related to severance expense and payroll taxes and $0.4 million related to other employee benefits. These expenses are recorded within the restructuring charges line item in the condensed consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of September 30, 2024 (in thousands):

Balance at January 1, 2024	$—
Charges	2,396
Payments	(162)
Balance at September 30, 2024	$2,234

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The actions associated with the 2024 Restructuring Plan were fully completed during the three months ended September 30, 2024, and we do not expect to incur any material additional charges under this plan.
On June 14, 2023, we completed a reduction of our workforce by approximately 11% to reorganize our business to better focus our investments on customer needs and to support long-term growth objectives (“2023 Restructuring Plan”).
We incurred charges of $6.8 million in connection with the 2023 Restructuring Plan for the nine months ended September 30, 2023, consisting of the following: $4.5 million related to severance expense and payroll taxes, $1.7 million related to stock-based compensation expense due to the acceleration of equity awards, and $0.6 million related to other employee benefits. These expenses are recorded within the restructuring charges line item in the condensed consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets, as of September 30, 2023 (in thousands):

Balance at January 1, 2023	$—
Charges	6,682
Payments	(2,726)
Balance at June 30, 2023	3,956
Charges	166
Payments	(4,004)
Balance at September 30, 2023	$118
The actions associated with the 2023 Restructuring Plan were fully completed during the nine months ended September 30, 2023 and we do not expect to incur any material additional charges under this plan.

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
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and payment programs and enables them to collect, analyze, and act on data to drive more meaningful guest experiences. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than two million orders per day, and more than 85 million guests have transacted on our platform over the last year. As of September 30, 2024, our customer base included over 700 restaurant brands, representing approximately 85,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
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
Restaurants are an incredibly complex segment of the retail industry. Restaurant operators must manage the intricacies of food production for just-in-time consumption and comply with strict health and safety regulations while providing a high-quality and consistent guest experience that engenders loyalty and trust. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology consists of a fragmented set of legacy solutions, many of which were developed before the internet. At the same time, delivery service providers, or DSPs, and ordering aggregators have catalyzed digital demand, but pose new challenges for restaurant brands through lower long-term profitability, increased complexity, disintermediation of the restaurant’s direct relationship with the guest and, increasingly, directly competitive food offerings. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest-penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 16% of total restaurant industry orders in 2023, according to data from Circana (formerly known as The NPD Group).
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
We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. To our knowledge, we have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 400 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, DSPs, ordering service providers, or OSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer success, and deployment teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention exceeded 120% for the three months ended September 30, 2024. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
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
One indication of our ability to grow within our customer base, through the development of our products that our customers value, is our average revenue per unit. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own internal platform solutions. As previously disclosed, Wingstop Inc. rolled out an initiative to develop their own technology solution in the second quarter of 2024, while continuing to use Olo’s API for Voice orders. The change to the Wingstop Inc. relationship has not been, and we believe will continue to not be, material to our business, results of operations, or financial condition.
The following summarizes our average revenue per unit and approximate number of active locations for the three months ended, or as of, each of the dates presented.

	Three Months Ended September 30,
	2024	2023
Average Revenue Per Unit	$850	$742
Ending Active Locations	85,000	78,000
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
For the quarter ended September 30, 2024, net revenue retention exceeded 120%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Host.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 700 existing brands across approximately 85,000 active locations as of September 30, 2024. We define an “active location” as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
Operating Expenses
Our operating expenses consist of research and development, general and administrative, sales and marketing expenses, and restructuring charges. Personnel costs are the most significant component of operating expenses.
Research and Development
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized internal-use software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their estimated useful life. We anticipate investments in this area to increase on an absolute dollar basis, but to decrease as a percentage of revenue over time, as we balance growth initiatives and investments in innovative solutions to support our customers’ rapidly evolving needs.

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
Sales and Marketing
Sales and marketing expenses primarily consist of sales, marketing, and other personnel costs, commissions, general marketing, amortization of customer relationships, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period. We plan to continue to invest in sales and marketing by expanding our go-to-market activities, including sponsoring additional marketing events and trade shows. We expect our sales and marketing expenses to increase on an absolute dollar basis, but decline as a percentage of revenue, over time.
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed workforce reductions in the third quarter of 2024 and the second quarter of 2023.
Other Income, Net
Other income, net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents, partially offset by interest expense related to our credit facility.
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Platform	$70,999	$57,261	$206,364	$163,235
Professional services and other	854	533	2,504	2,050
Total revenue	71,853	57,794	208,868	165,285
Cost of revenue:
Platform (1)	32,081	22,203	90,197	59,537
Professional services and other (1)	763	1,026	2,549	3,220
Total cost of revenue	32,844	23,229	92,746	62,757
Gross Profit	39,009	34,565	116,122	102,528
Operating expenses:
Research and development (1)	17,170	18,035	51,126	56,806
General and administrative (1) (2)	15,130	21,307	36,550	56,986
Sales and marketing (1)	12,832	11,363	40,752	36,438
Restructuring charges (1)	2,396	166	2,396	6,848
Total operating expenses	47,528	50,871	130,824	157,078
Loss from operations	(8,519)	(16,306)	(14,702)	(54,550)
Other income, net:
Interest income	4,936	4,598	14,687	12,207
Interest expense	(14)	(43)	(98)	(165)
Other (expense) income	(1)	(1)	2	(1)
Total other income, net	4,921	4,554	14,591	12,041
Loss before income taxes	(3,598)	(11,752)	(111)	(42,509)
Provision for income taxes	37	7	151	32
Net loss	$(3,635)	$(11,759)	$(262)	$(42,541)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue - platform	$1,182	$1,661	$3,995	$5,159
Cost of revenue - professional services and other	83	165	257	528
Research and development	2,779	3,628	8,458	11,730
General and administrative	5,008	5,506	14,573	16,093
Sales and marketing	1,449	1,553	4,474	6,103
Restructuring charges	—	—	—	1,728
Total stock-based compensation expense	$10,501	$12,513	$31,757	$41,341

(2) Includes benefits of $10.6 million for the nine months ended September 30, 2024, related to insurance recoveries of certain litigation-related expenses. Refer to “Note 10—Commitments and Contingencies” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Platform	98.8%	99.1%	98.8%	98.8%
Professional services and other	1.2	0.9	1.2	1.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	44.6	38.4	43.2	36.0
Professional services and other	1.1	1.8	1.2	1.9
Total cost of revenue	45.7	40.2	44.4	38.0
Gross Profit	54.3	59.8	55.6	62.0
Operating expenses:
Research and development	23.9	31.2	24.5	34.4
General and administrative	21.1	36.9	17.5	34.5
Sales and marketing	17.9	19.7	19.5	22.0
Restructuring charges	3.3	0.3	1.1	4.1
Total operating expenses	66.1	88.0	62.6	95.0
Loss from operations	(11.9)	(28.2)	(7.0)	(33.0)
Other income, net:
Interest income	6.9	8.0	7.0	7.4
Interest expense	0.0	(0.1)	0.0	(0.1)
Other (expense) income	0.0	0.0	0.0	0.0
Total other income, net	6.8	7.9	7.0	7.3
Loss before income taxes	(5.0)	(20.3)	(0.1)	(25.7)
Provision for income taxes	0.1	0.0	0.1	0.0
Net loss	(5.1)%	(20.3)%	(0.1)%	(25.7)%

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$70,999	$57,261	$13,738	24.0%
Professional services and other	854	533	321	60.2
Total Revenue	$71,853	$57,794	$14,059	24.3%
Platform

Total platform revenue increased $13.7 million, or 24.0%, to $71.0 million for the three months ended September 30, 2024 from $57.3 million for the three months ended September 30, 2023. This increase was primarily the result of increases in Olo Pay adoption and volume, combined with higher Order revenue from new customers and higher transaction volume. Average revenue per unit increased to approximately $850 for the three months ended September 30, 2024 from approximately $742 for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, 38.9% and 43.9% of our platform revenue was subscription revenue, respectively, and 61.1% and 56.1% was transaction revenue, respectively. Active locations increased to approximately 85,000 as of September 30, 2024 from approximately 78,000 as of September 30, 2023.
Professional Services and Other
Total professional services and other revenue increased $0.3 million, or 60.2%, to $0.9 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023. This increase was driven by an increase in deployments during the three months ended September 30, 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$32,081	$22,203	$9,878	44.5%
Professional services and other	763	1,026	(263)	(25.6)
Total cost of revenue	$32,844	$23,229	$9,615	41.4%
Percentage of revenue:
Platform	44.6%	38.4%
Professional services and other	1.1	1.8
Total cost of revenue	45.7%	40.2%
Gross Profit	$39,009	$34,565	$4,444	12.9%
Gross Margin	54.3%	59.8%
Platform
Total platform cost of revenue increased $9.9 million, or 44.5%, to $32.1 million for the three months ended September 30, 2024 from $22.2 million for the three months ended September 30, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and increased amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.3 million, or 25.6%, to $0.8 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023. This decrease was primarily the result of reduced third party consulting costs and a decrease in stock-based compensation costs during the three months ended September 30, 2024.
Gross Profit
Gross profit increased $4.4 million to $39.0 million for the three months ended September 30, 2024, from $34.6 million for the three months ended September 30, 2023. Gross margin decreased to 54.3% for the three months ended September 30, 2024 from 59.8% for the three months ended September 30, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with the increased Olo Pay adoption and increased amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$17,170	$18,035	$(865)	(4.8)%
Percentage of total revenue	23.9%	31.2%
Research and development expense decreased $0.9 million, or 4.8%, to $17.2 million for the three months ended September 30, 2024 from $18.0 million for the three months ended September 30, 2023. This decrease was primarily the result of reduced stock-based compensation costs during the three months ended September 30, 2024. This was partially offset by increases in hosting costs. As a percentage of total revenue, research and development expenses decreased to 23.9% for the three months ended September 30, 2024 from 31.2% for the three months ended September 30, 2023.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$15,130	$21,307	$(6,177)	(29.0)%
Percentage of total revenue	21.1%	36.9%
General and administrative expense decreased $6.2 million, or 29.0%, to $15.1 million for the three months ended September 30, 2024 from $21.3 million for the three months ended September 30, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the three months ended September 30, 2023 and the charitable donation of common stock during the three months ended September 30, 2023. As a percentage of total revenue, general and administrative expenses decreased to 21.1% for the three months ended September 30, 2024 from 36.9% for the three months ended September 30, 2023.
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$12,832	$11,363	$1,469	12.9%
Percentage of total revenue	17.9%	19.7%

Sales and marketing expense increased $1.5 million, or 12.9%, to $12.8 million for the three months ended September 30, 2024 from $11.4 million for the three months ended September 30, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 17.9% for the three months ended September 30, 2024 from 19.7% for the three months ended September 30, 2023.
Restructuring Charges

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring charges	$2,396	$166	$2,230	1343.4%
Percentage of total revenue	3.3%	0.3%
Restructuring charges were $2.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The charges were comprised of severance costs, payroll taxes, and other employee benefits. These charges were incurred as a result of our completed corporate reorganizations in 2023 and 2024, each of which entailed a reduction of workforce.
Other Income, Net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,936	$4,598	$338	7.4%
Percentage of total revenue	6.9%	8.0%
Interest expense	$(14)	$(43)	$29	(67.4)%
Percentage of total revenue	—%	(0.1)%
Other (expense) income	$(1)	$(1)	$—	—%
Percentage of total revenue	—%	—%
Total other income, net	$4,921	$4,554	$367	8.1%
Percentage of total revenue	6.8%	7.9%
Other income for the three months ended September 30, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by growth in our investment portfolio.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$37	$7	$30	428.6%
Percentage of total revenue	0.1%	—%
Provision for income taxes for the three months ended September 30, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$206,364	$163,235	$43,129	26.4%
Professional services and other	2,504	2,050	454	22.1
Total Revenue	$208,868	$165,285	$43,583	26.4%
Platform
Total platform revenue increased $43.1 million, or 26.4%, to $206.4 million for the nine months ended September 30, 2024 from $163.2 million for the nine months ended September 30, 2023. This increase was primarily the result of increases in Olo Pay adoption and volume, combined with higher Order revenue from new customers and higher transaction volume. Average revenue per unit increased to approximately $2,504 for the nine months ended September 30, 2024 from approximately $2,128 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, 39.4% and 45.7% of our platform revenue was subscription revenue, respectively, and 60.6% and 54.3% was transaction revenue, respectively. Active locations increased to approximately 85,000 as of September 30, 2024 from approximately 78,000 as of September 30, 2023.
Professional Services and Other
Total professional services and other revenue increased $0.5 million, or 22.1%, to $2.5 million for the nine months ended September 30, 2024 from $2.1 million for the nine months ended September 30, 2023. This increase was driven by an increase in deployments during the nine months ended September 30, 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$90,197	$59,537	$30,660	51.5%
Professional services and other	2,549	3,220	(671)	(20.8)
Total cost of revenue	$92,746	$62,757	$29,989	47.8%
Percentage of revenue:
Platform	43.2%	36.0%
Professional services and other	1.2	1.9
Total cost of revenue	44.4%	38.0%
Gross Profit	$116,122	$102,528	$13,594	13.3%
Gross Margin	55.6%	62.0%
Platform
Total platform cost of revenue increased $30.7 million, or 51.5%, to $90.2 million for the nine months ended September 30, 2024 from $59.5 million for the nine months ended September 30, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and increased amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.7 million, or 20.8%, to $2.5 million for the nine months ended September 30, 2024 from $3.2 million for the nine months ended September 30, 2023. This decrease was primarily the result of reduced third party consulting costs and a decrease in stock-based compensation costs during the nine months ended September 30, 2024.
Gross Profit
Gross profit increased $13.6 million to $116.1 million for the nine months ended September 30, 2024, from $102.5 million for the nine months ended September 30, 2023. Gross margin decreased to 55.6% for the nine months ended September 30, 2024 from 62.0% for the nine months ended September 30, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with the increased Olo Pay adoption and increased costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$51,126	$56,806	$(5,680)	(10.0)%
Percentage of total revenue	24.5%	34.4%
Research and development expense decreased $5.7 million, or 10.0%, to $51.1 million for the nine months ended September 30, 2024 from $56.8 million for the nine months ended September 30, 2023. This decrease was primarily the result of reduced compensation costs during the nine months ended September 30, 2024 stemming from our workforce reductions in 2024 and 2023. This was partially offset by increases in hosting costs. As a percentage of total revenue, research and development expenses decreased to 24.5% for the nine months ended September 30, 2024 from 34.4% for the nine months ended September 30, 2023.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$36,550	$56,986	$(20,436)	(35.9)%
Percentage of total revenue	17.5%	34.5%
General and administrative expense decreased $20.4 million, or 35.9%, to $36.6 million for the nine months ended September 30, 2024 from $57.0 million for the nine months ended September 30, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the nine months ended September 30, 2023, combined with the impact of $10.6 million of litigation-related insurance recoveries recorded in the nine months ended September 30, 2024. Refer to “Note 10—Commitments and Contingencies” of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. Also contributing to the decrease were reduced compensation costs during the nine months ended September 30, 2024 stemming from our workforce reduction in 2023 and the charitable donation of common stock during the nine months ended September 30, 2023. As a percentage of total revenue, general and administrative expenses decreased to 17.5% for the nine months ended September 30, 2024 from 34.5% for the nine months ended September 30, 2023.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$40,752	$36,438	$4,314	11.8%
Percentage of total revenue	19.5%	22.0%
Sales and marketing expense increased $4.3 million, or 11.8%, to $40.8 million for the nine months ended September 30, 2024 from $36.4 million for the nine months ended September 30, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 19.5% for the nine months ended September 30, 2024 from 22.0% for the nine months ended September 30, 2023.
Restructuring Charges

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring charges	$2,396	$6,848	$(4,452)	(65.0)%
Percentage of total revenue	1.1%	4.1%
Restructuring charges were $2.4 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. The charges were comprised of severance costs, payroll taxes, other employee benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our completed corporate reorganizations in the third quarter of 2024 and the second quarter of 2023, each of which entailed a reduction of workforce.

Other Income, Net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$14,687	$12,207	$2,480	20.3%
Percentage of total revenue	7.0%	7.4%
Interest expense	$(98)	$(165)	$67	(40.6)%
Percentage of total revenue	—%	(0.1)%
Other (expense) income	$2	$(1)	$3	(300.0)%
Percentage of total revenue	—%	—%
Total other income, net	$14,591	$12,041	$2,550	21.2%
Percentage of total revenue	7.0%	7.3%
Other income for the nine months ended September 30, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily driven by growth in our investment portfolio.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$151	$32	$119	371.9%
Percentage of total revenue	0.1%	—%
Provision for income taxes for the nine months ended September 30, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities, totaling $391.9 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the Stock Buyback Program. During the nine months ended September 30, 2024, we repurchased 4,173,999 shares of our Class A common stock for approximately $22.2 million under the Stock Buyback Program, completing this program.
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the 2024 Buyback Program. Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased, if any, will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. We have not made any repurchases under the 2024 Buyback Program.
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
Credit Facility
As of September 30, 2024, we had $68.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Banc of California (formerly known as Pacific Western Bank), after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of September 30, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$30,389	$(12,383)
Net cash used in investing activities	$(17,866)	$(18,369)
Net cash used in financing activities	$(18,561)	$(32,920)

Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $30.4 million, primarily due to a net loss of $0.3 million adjusted for non-cash charges of $47.4 million, partially offset by a net decrease attributable to our operating assets and liabilities of $16.8 million. The non-cash adjustments primarily relate to stock-based compensation charges of $31.8 million, depreciation and amortization expense of $10.4 million, and provision for expected credit losses of $3.8 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a decrease in accrued expenses of $20.2 million related primarily to the relief of a liability related to a legal settlement, payment of fees owed to delivery service providers, vendors, and the payment of accrued compensation offset by a decrease in accounts receivable of $10.6 million.
For the nine months ended September 30, 2023, net cash provided by operating activities was $12.4 million, primarily due to a net loss of $42.5 million adjusted for non-cash charges of $51.5 million, and a net decrease attributable to our operating assets and liabilities of $21.3 million. The non-cash adjustments primarily related to stock-based compensation charges of $41.3 million and depreciation and amortization expense of $7.3 million, and a charge related to a charitable donor-advised fund of $1.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $23.6 million due primarily to higher days sales outstanding for the period, driven in part by a change in billing timing. This was partially offset by an increase in accrued expenses and other current liabilities of $7.2 million related primarily to higher fees owed to delivery service providers and a liability related to cash received on behalf of the subtenant of our corporate headquarters at One World Trade Center in advance of certain future rental obligations that were due from the subtenant.
Investing Activities
Cash used in investing activities was $17.9 million during the nine months ended September 30, 2024, primarily due to $7.6 million of net purchases of investments and $9.5 million for the development of capitalized internal-use software to support further product development.
Cash used in investing activities was $18.4 million during the nine months ended September 30, 2023, primarily due to $8.3 million of net purchases of investments and $10.0 million for the development of capitalized internal-use software to support further product development.
Financing Activities
Cash used by financing activities was $18.6 million during the nine months ended September 30, 2024, primarily driven by $22.2 million of stock repurchases under the Stock Buyback Program, partially offset by $3.6 million of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
Cash used by financing activities was $32.9 million during the nine months ended September 30, 2023, primarily driven by $43.1 million of stock repurchases under the Stock Buyback Program, partially offset by $10.2 million of net proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
Material Cash Requirements
There were no material changes in our material cash requirements during the nine months ended September 30, 2024 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. See “Note 11—Leases” and “Note 16—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 8 of our Annual Report on Form 10-K, for additional information regarding our material cash requirements.

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
We adjust our GAAP financial measures for the following items to calculate non-GAAP operating income and non-GAAP operating margin: stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable contributions of our Class A common stock (non-cash expense), certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), loss on disposal of assets, capitalized internal-use software and intangible amortization (non-cash expense), non-cash impairment charges, restructuring charges, certain severance costs, and transaction costs (typically incurred within one year of the related acquisition). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(8,519)	$(16,306)	$(14,702)	$(54,550)
Plus: Stock-based compensation expense and related payroll tax expense	10,715	13,012	32,470	41,004
Plus: Charitable donation of Class A common stock	—	1,136	—	1,136
Plus: Certain litigation-related expenses, net of recoveries	(45)	4,944	(9,879)	8,803
Plus: Non-cash impairment charge associated with corporate headquarters	—	—	563	—
Plus: Non-cash capitalized internal-use software impairment	—	—	517	—
Plus: Capitalized internal-use software and intangible amortization	3,678	2,726	10,091	6,965
Plus: Restructuring charges	2,396	166	2,396	6,848
Plus: Certain severance costs	—	—	—	830
Plus: Loss on disposal of assets	—	—	—	38
Plus: Transaction costs	—	—	—	358
Operating income, non-GAAP	$8,225	$5,678	$21,456	$11,432
Percentage of revenue:
Operating margin, GAAP	(12)%	(28)%	(7)%	(33)%
Operating margin, non-GAAP	11%	10%	10%	7%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$6,231	$(21,649)	$30,389	$(12,383)
Purchase of property and equipment	(415)	—	(782)	—
Capitalized internal-use software	(2,628)	(2,744)	(9,459)	(10,023)
Non-GAAP free cash flow	$3,188	$(24,393)	$20,148	$(22,406)
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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.

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

As of September 30, 2024, advances under the formula revolving line of the Second Amended and Restated Loan and Security Agreement bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of September 30, 2024, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of September 30, 2024, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of September 30, 2024, we had cash and cash equivalents of $272.2 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of September 30, 2024, we invested $142.2 million of our cash and cash equivalents in money market funds. We also invested $119.7 million in other securities, of which $77.5 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following description includes risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 7, 2024, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on July 31, 2024, and new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, under the heading “Risk Factors.”

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

We believe that a key contributor to our success to date has been our corporate culture, which is based on transparency, innovation, and entrepreneurial spirit. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. In June 2023 and September 2024, we announced workforce reductions impacting approximately 11% and 9% of our workforce, respectively, as part of our efforts to reorganize our business units to better focus our investments on customer needs and to support our long-term growth objectives, or Restructuring Plans. The workforce reductions may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, anticipated headcount growth and our policy permitting all of our employees, inclusive of those local to our New York City headquarters, to elect whether to work remotely or from the office may make it difficult to maintain important aspects of our culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.

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

In the past we have experienced, and we expect to continue to experience, difficulty in hiring employees with appropriate qualifications. In many markets, competition for qualified individuals is substantial and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire top talent, we may be required to pay higher wages or provide increased levels of benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other technology companies. We also place a heavy emphasis on the qualification and training of our team members, and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in additional costs and a diversion of our time and resources. The workforce reductions we have implemented as part of our Restructuring Plans may negatively impact our ability to attract, integrate, retain, and motivate highly qualified employees, and may harm our reputation with current or prospective employees. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. Capital markets have been volatile, which may cause the perceived value of our equity awards to decline and cause prospective employees to believe there is limited upside to the value of our equity awards, which would adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases through the Stock Buyback Program of our Class A common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program (in thousands)(2)
July 1 - 31, 2024	—	$—	—	$100,000
August 1 - 31, 2024	—	—	—	100,000
September 1 - 30, 2024	—	—	—	100,000
Total	—	—	—	100,000

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or materially modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
June 26, 2024

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1+	Amended and Restated Non-Employee Director Compensation Policy, dated July 31, 2024.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Olo Inc.

November 7, 2024	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

November 7, 2024	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)