Form 10-K
period 2024-12-31
Olo Inc.
filed 2025-02-25
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $470.3 million based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
As of February 19, 2025, 115,708,992 shares of the registrant’s Class A common stock and 50,307,240 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•our ability to acquire new customers, expand the number of products our existing customers use, and successfully retain existing customers;
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
•the effects of public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, tariffs, shifts in consumer preferences, changes in governmental policies and regulations, and overall market uncertainty;
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
Legal, Regulatory, Compliance, and Reputational Risks
•Security incidents, data breaches, denial of service attacks or other hacking and phishing attacks on our systems, or the systems with which our platform integrates, could harm our reputation or subject us to significant liability and adversely affect our business and financial results.

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

BUSINESS
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and full-stack payment programs and enables brands to collect, analyze, and act on data to drive more personalized guest experiences and profitable traffic. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2.5 million orders per day, and more than 95 million guests have transacted on our platform over the last year. As of December 31, 2024, our customer base included more than 750 restaurant brands, representing approximately 86,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching approximately $29 billion during the year ended December 31, 2024. Gross payment volume, or GPV, which we define as the gross volume of payments processed through the Olo Pay payment processing solution, has reached approximately $2.8 billion during the year ended December 31, 2024. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
Restaurants are an incredibly complex segment of the retail industry. Restaurant operators must manage the intricacies of food production for just-in-time consumption and comply with strict health and safety regulations while providing a high-quality and consistent guest experience that engenders loyalty and trust. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology consists of a fragmented set of legacy solutions, many of which were developed before the internet. This technology fragmentation is exacerbated by the prevalence of the franchise model in the restaurant industry, where franchisee operator groups may use different technology vendors for their restaurant locations than those used by a restaurant brand’s owned and operated locations. At the same time, third-party marketplaces have provided incremental digital orders for brands, but these orders are less profitable for the brand than their direct orders and the guest relationship and associated transaction data are owned by the marketplace, not the brand. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest-penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 18% of total restaurant industry orders in 2024, according to data from Circana.
Our open SaaS platform is purpose-built to meet these complex needs and align with the interests of the restaurant industry. We have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to enable hospitality with modern, restaurant-centric solutions. We offer our platform across three product suites:
•Order. A suite of solutions powering restaurant brands’ on-demand digital commerce operations, enabling a unified digital ordering and delivery experience for guests, and menu and channel management for brands across their fragmented technology stacks;
•Pay. A fully integrated, payments platform, enabling restaurants to improve operations through unified payment processing management and reporting across digital and on-premise transactions, advanced fraud prevention; and
•Engage. A suite of marketing solutions that enable restaurants to aggregate and store guest data from Olo Order, Olo Pay, and other sources, segment it based on guest behavior, and deliver personalized marketing messages to guests that help enhance the restaurant’s direct guest relationship and increase restaurant traffic.
We continually invest in architectural improvements so that our system can scale in tandem with our continued growth. Additionally, both internal and external security experts frequently test our system for vulnerabilities. We have never experienced a material breach of customer or guest data. Our open SaaS platform integrates with over 400 restaurant technology solutions including point-of-sale, or POS, systems, aggregators, delivery service providers, or DSPs, ordering service providers, or OSPs, payment processors, user experience, or UX, and user interface, or UI, providers, and loyalty programs, giving our customers significant control over the configuration and features of their distinct digital offering.
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer experience, and implementation teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and to upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention approximated 115% for the three months ended December 31, 2024. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
We generate subscription revenue primarily from our Order platform and Engage solutions. In addition, a portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Olo Pay solution, as well as fees charged to aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. For the years ended December 31, 2024, 2023, and 2022, 45.5%, 44.7%, and 50.9% of our platform revenue was subscription revenue, respectively, and 54.5%, 55.3%, and 49.1% was transaction revenue, respectively.
Other Business and Macroeconomic Conditions
Our business is susceptible to changes in the global economy and industry dynamics. Inflation and rising food and labor costs prompted some businesses in the restaurant, food, and delivery sectors to raise prices, which led to lower guest traffic and average order size. Additionally, given the complexity and fragmentation of restaurant technology, some customer implementation cycles can run longer than expected. We can provide no assurance whether, or to what extent, global economic and industry dynamics impacting menu prices and customer resources will occur in 2025, or at all.
Our Platform and Products
The Olo platform provides restaurant brands with the capabilities necessary to develop, provision, and operate best-in-class, scalable digital ordering and delivery services, digital payment programs, and guest data and marketing capabilities. Our platform provides digital order processing, in-restaurant order management, delivery enablement, digital channel management, a payment solution suitable for enterprise, multi-location brands regardless of service model, food type, and scale of operations, and guest engagement features. We designed our business model to align with our customers’ success, as it includes both subscription and transaction-based revenue streams.
Our modular platform includes three product suites: Order, Pay, and Engage, which are summarized below. We believe that brands using all three suites can generate a guest data “flywheel” that can help them increase sales and guest lifetime value, or LTV. More Order and Pay transactions generate more guest data. More guest data enables Engage to power targeted marketing campaigns, in turn, driving more Order and Pay transactions and increasing guest LTV.

Order. A suite of solutions powering restaurant brands’ on-demand digital commerce operations, enabling a unified digital ordering and delivery experience for guests, and menu and channel management for brands across their fragmented technology stacks. Modules within the Order suite include:
Ordering Module. Our Ordering module enables restaurants to provide a unified, seamless, and fully branded digital ordering program to their guests and to process, manage, and integrate digital orders from direct and indirect channels into restaurants’ fragmented legacy systems. The key capabilities include:
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

Password-less, Secure, and Convenient Checkout Solution
•Olo Borderless, a password-less, secure, and convenient checkout solution, enables guests to expedite their checkout process at any participating restaurant location within the Olo Borderless network.
Rails Module. Our Rails module is a network aggregator and channel management solution, allowing restaurants to control and syndicate menu, pricing, location data, and availability, while directly integrating and optimizing orders from third-party marketplaces into the restaurant’s POS system. Customers can implement Rails as a stand-alone module, separate from Ordering. The key capabilities include:
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
Dispatch Module. Our Dispatch module is a national fulfillment solution that enables delivery directly from the restaurant’s digital ordering program channels. The module allows restaurants to offer, manage, and expand direct delivery providers while optimizing price, timing, and service quality through a network of third-party DSPs and a brand’s own delivery couriers, if available. Customers can implement Dispatch as a stand-alone module, separate from Ordering. The key capabilities include:
Enable Delivery
•Integrate with a nationwide network of third-party DSPs that are operationalized together on a single software platform and cover more than 99% of our customers’ U.S. store locations.
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
Catering+ Module. Our Catering+ module enables restaurant brands to offer a branded, dedicated digital ordering channel for large order fulfillment. Customers can implement Catering+ as a stand-alone module, separate from the Ordering module. The key capabilities include:
Fully Integrated, Enterprise-Grade Digital Ordering Solution for Catering
•Enables guests to place digital catering orders directly with the brand, eliminating the need for restaurant staff to manually enter catering orders in the POS and synchronizes data across customers’ systems.
•Offers menu separation and separate business hours for catering items and provides account management features that enables restaurant brands to extend a line of credit to their high-value customers as well as authenticate tax-exempt status and apply appropriate pricing for tax-exempt organizations.
Streamlined Management Across Direct and Indirect Channels
•Manage catering orders in the same dashboard used for restaurant individual meal digital orders, complete with capacity management tools like throttling for high order volumes and streamlined catering interactions across channels, including direct digital orders, indirect digital orders through third-party marketplaces, and digitized call-in orders.
Integration with Olo Platform to Provide Enterprise-Grade Functionality
▪Integrates with Olo’s Rails, Dispatch, and Pay modules to support delivery, indirect ordering, and payment processing to power a fully integrated, enterprise-grade catering solution for enterprise brands.
Order Suite Add-On Modules
Kiosk Module. Our Kiosk module enables restaurants to create a digital interface optimized for a physical device to be used in restaurants, allowing a guest to place an order autonomously. Customers with the Ordering module are able to utilize Kiosk as an add-on module.
Network Module. Our Network module expands restaurant brands’ reach and drives more direct orders from other platforms (e.g., Order with Google, which places restaurant brands’ direct ordering sites alongside third-party listings on Google search results in order to direct more guests to their direct ordering properties). Customers with the Ordering and/or Rails modules may utilize Network as an add-on module.
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
Pay. A fully integrated, payments platform, enabling restaurants to improve operations through unified payment processing management and reporting across digital and on-premise transactions, and advanced fraud prevention.
Olo Pay Module. The key capabilities include:
Unified Payment Processing Management
•Manage and reconcile all payments—card-present and card-not-present—in one place via the Olo Dashboard.

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
Powerful Fraud Prevention
•Advanced fraud prevention designed to improve authorization rates for valid transactions and automatically reject suspect transactions through risk-score-based screening.
•Uses a wide range of fraud signals and machine learning capabilities to analyze each transaction to identify risky orders while reducing false positives.
•Leverages fraud data across all of a brand’s stores, other Olo restaurants, and the entire network of stores using this fraud prevention tool, which includes millions of merchants.
Olo Pay is currently available to brands and locations utilizing Olo’s Ordering module. Card-not-present functionality is generally available, and card-present functionality is currently available through integrations with select ordering kiosk and POS partnerships, and through our payment gateway partner.
Engage. A suite of marketing solutions that enable restaurants to aggregate and store guest data from Olo Order, Olo Pay, and other sources, segment it based on guest behavior, and deliver personalized marketing messages to guests that help enhance the restaurant’s direct guest relationship and increase restaurant traffic. Modules within the Engage suite include:
Guest Data Platform Module. Our GDP module is purpose-built for restaurants, collecting and analyzing guest data that restaurants can use to power decisions, campaigns, and growth from one centralized hub. The key capabilities include:
•Purpose-built for restaurants to aggregate guest data from the Olo Order and Olo Pay suites as well as from multiple other sources to create a unified view of behavior and spend across sales channels.
•Disseminates guest data to end platforms that power business decisions, actions, and ultimately brand growth such as culinary, operations, marketing, and finance.
Host Module. Our Host module is a front-of-house solution, enabling restaurants to streamline the queue of orders from multiple sales channels, optimize seat utilization in the dining room, and increase the flow-through of reservation and waitlist parties. The key capabilities include:
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
•Advanced tools such as our AI creative assistant that leverages generative AI to empower marketers to instantly craft new content.
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
•Scalable architecture. We designed the components of our platform to scale for high transaction volumes. We use Amazon Web Services, or AWS, cloud infrastructure, which we autoscale in order to minimize the risk of outages from surges in traffic. If required, we can also increase our platform’s capacity with AWS. Multiple layers of caching are leveraged to reduce load on downstream components and improve performance. We use a content delivery network to serve content and data quickly from various geographical points to our customers and their guests. We build and extract features as modular services to align with the engineering teams that maintain them, and these services are scaled independently on their own infrastructure. Where possible, we use event-driven, asynchronous workflows to offload work to background services. Our system undergoes regular automated load tests. The Olo platform is a “single bench” software, which enables all our brands to be on the latest version of our products. This means that our product development teams are not maintaining older versions of the software and our software development lifecycle allows us to quickly distribute software as soon as it is ready. The open architecture is supported by end-to-end automation and test suites.
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
Our Customers
As of December 31, 2024, our customer base included more than 750 restaurant brands, representing approximately 86,000 active locations nationwide, across all service models of the industry, including quick service, fast casual, casual dining, family dining, and coffee and snack food. We categorize our customers into two groups: Enterprise, or customers with 100 or more locations, and Emerging Enterprise, or customers with 5-99 locations with growth aspirations. In every customer relationship, we strive to be the exclusive provider of SaaS solutions that power their digital ordering, delivery, engagement, and payment programs and enable them to collect, analyze, and act on data to drive more meaningful guest experiences. We sell into the brand’s corporate level, and aim to achieve 100% deployment across the brand’s franchisee locations. Our contracts typically have initial terms of three years or longer, with continuous one-to-two year automatic renewal periods, providing visibility into our forward performance.
Sales and Marketing
Our sales team is organized into five groups: Enterprise, Emerging Enterprise, Solutions Consulting, Sales Enablement, and Revenue Operations. The Enterprise and Emerging Enterprise sales teams actively pursue leads and help take prospective customers through an evaluation and purchase process. We sell our solution primarily to C-level executives at the restaurant brands that make decisions on behalf of all locations. The sales teams also identify cross-sell opportunities among our current customer base, particularly focused on Pay, Engage, and newly launched features. Our Solutions Consulting team (formerly known as Sales Engineering) supports our sellers and prospects with education and exploration of highly technical integrated solutions and in-depth product demos. Our Sales Enablement and Revenue Operations functions provide go-to-market training for new sellers and support ongoing skill-building and analytics for the broader sales and marketing teams.
Our customer experience team is organized into four groups: Implementation, Customer Success, Professional Services, and Support. Our Implementation team oversees all aspects of a customer’s deployment, consisting of project managers and dedicated specialists who provide technical expertise to our customers. The Customer Success team manages the relationships with our deployed customers, serving as the day-to-day contacts that help them grow their businesses throughout their lifecycle with Olo. Our Customer Success managers monitor sentiment and program performance to confirm that customers are receiving value in order to drive long-term retention. Additionally, they partner with our sales team to grow relationships over time through increased usage of our platform and the adoption of additional modules. Our Professional Services and Support teams work with customers to provide additional value-added services and address technical and billing inquiries, respectively.
Our marketing team is organized into four functions: Brand Marketing & Communications, Product Marketing, Performance Marketing, and Content & Creative. We focus our marketing efforts on building brand awareness and reputation, generating pipeline, educating the market about our solutions, and commercializing our product. We use a robust list of channels and tactics including public relations, thought leadership, search engine optimization, paid search, earned and paid social media, account-based marketing, voice of customer programs, and events to generate our pipeline.
Our business development team is organized across three separate functions: Partner Ecosystem, overseeing our 400+ integration and POS relationships, Product Partners, supporting our Dispatch, Rails and Network business, and Strategic Alliances/Corporate Development. Our business development team’s focus is centered on expanding our market influence, nurturing partner ecosystem relationships, and advising on product enhancement opportunities. The team employs a strategic approach to partnership development, evaluating opportunities and prioritizing those that deliver value to the business and our customers.
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
Although not currently a significant part of our business, data analytics, artificial intelligence, and machine learning are increasingly informing improvements to our product features. Our team of internal and external data science advisors informs our product strategies by creating algorithms to solve complex optimization challenges and delivering meaningful, actionable insights for brands and their guests. We develop machine learning and data science algorithms with critical safeguards in place to ensure privacy, security, and compliance.
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
Our product and design teams continue to invest in product discovery and user research that help form new ideas and innovation through customer conversations and developing a deeper understanding of customer pain points. With over 750 restaurant brand customers and approximately 86,000 locations, our R&D teams leverage customer feedback to constantly iterate and improve upon our product offerings, as well as to develop new products that meet customers’ needs.
Human Capital Resources
Our culture is driven by our employees’ passion, trustworthiness, and relentless drive to improve. Our employees are the backbone of our success. As of December 31, 2024, we had 617 employees operating across the United States. We have a history of being a “remote first” workplace with approximately 87% of our employees working remotely as of December 31, 2024. We are proud of our remote distributed work culture, and we have a concerted focus on fostering culture and community across all of Team Olo. We work hard to make sure that all employees, including those working remotely, are fully engaged with the company and their respective teams.
We believe that we are well-equipped to continue to support fully remote work without disruption to our business. None of our employees are represented by a labor union with respect to their employment. We have not experienced any work stoppages, and we consider our relations with our employees to be strong.
Attraction, Development, and Retention of Personnel
We are committed to building an inclusive culture that promotes growth and equity for all employees and supports and celebrates everyone’s voices and perspectives.

We also offer high-quality benefits, wellness initiatives, and a competitive compensation package designed to attract new employees and to retain, motivate, and reward current employees. We offer all full-time employees the opportunity to participate in an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success. Our benefits package is available to all employees working 25+ hours per week and includes competitive health, dental, vision, and disability insurance as well as mental health support and holiday pay.
Our learning and development function offers experiences focused on onboarding, management, leadership, and functional-technical, product, and soft-skills development. In 2024, we enhanced on our manager development offerings, including a development program called GROW | Olo’s Leadership Development Program; a 7-month cohort-based program aimed at growing the leader, their team, and Olo.
As part of launching Olo for Good in 2021, we joined Pledge 1%, committing 1% of our fully diluted equity outstanding as of immediately prior to our initial public offering, 1% of our product, and 1% of employee time to social responsibility initiatives. The Olo for Good initiative includes a donor-advised fund created through our independent donor-advised fund sponsor, Tides Foundation. In 2024, Olo for Good recommended six non-profits to Tides Foundation to receive our annual grants. Tides Foundation subsequently donated a total of $900,000 in grants to American Farmland Trust, Food Recovery Network, Emma’s Torch, Giving Kitchen, Heart of Dinner, and Partnership with Native Americans. In addition, through Tides Foundation, Olo for Good also provided $129,000 in strategic grants to 10 non-profit organizations in response to various social justice issues and natural disasters. Recipients of these strategic grants include American Lebanese Syrian Association, Angel Armies, Chow Corp., Code.org, Middle East Children’s Alliance, Ocean Foundation, Share our Strength, The Trevor Project, Women’s Resource Center, and World Central Kitchen.
Our Competition
The markets in which we compete are competitive and evolving rapidly. Our platform combines functionality from numerous product categories, and we therefore compete in each of these categories:
•with respect to white-label digital ordering solution providers, we primarily compete with companies such as Lunchbox Technologies, Inc., Paytronix Systems, Inc., and Tillster, Inc.;
•with respect to restaurant-focused POS platforms that offer digital ordering solutions in the Enterprise space we primarily compete with companies such as with NCR Voyix Corporation, PAR Technology Corporation, Qu POS Inc., and Xenial, Inc.;
•with respect to restaurant-focused POS platforms that offer digital ordering solutions in the Emerging Enterprise space, we primarily compete with companies such as Revel Systems, Inc., Square from Block, Inc., and Toast Inc.;
•with respect to aggregators that provide direct digital ordering solutions, we compete with companies such as DoorDash, Inc., Grubhub from Wonder Group, and Uber Eats from Uber Technologies, Inc.;
•with respect to third party aggregators, we compete with companies such as Checkmate.com Inc. and Deliverect Inc.;
•with respect to custom software, developed internally by restaurants or in partnership with consultancies and enterprise software providers, we primarily compete with firms such as Accenture PLC, Boston Consulting Group, Inc., Deloitte Touche Tohmatsu Limited, and various development agencies;
•with respect to payments, we primarily compete with traditional horizontal payment processors such as Chase Paymentech from JPMorgan Chase & Co., Elavon, Inc., Fiserv, Inc., Heartland Payment Systems, LLC, Shift4 Payments, LLC, and Worldpay, LLC;
•with respect to marketing automation, we primarily compete with companies such as Braze, Inc., Iterable, Inc. and Klaviyo, Inc.;
•with respect to guest data platforms, we primarily compete with enterprise data platforms such as mParticle from Rokt Inc., and Segment from Twilio Inc.; and

•with respect to on-premise table management software, we primarily compete with companies such as OpenTable, Inc. and Yelp Inc.
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
As of December 31, 2024, we owned 30 registered trademarks in the United States.
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
Available Information
We make available at no cost, on our “Investor Relations” website at investors.olo.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission, or SEC. All such filings are also available on the SEC’s website at sec.gov.
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

We primarily generate subscription revenue from our Order platform and Engage solutions, and transaction revenue from our Olo Pay modules and fees charged to aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules. While the number of customers using our platform, the number of modules that each customer uses, and the volume of transactions on our platform have grown in recent years, there can be no assurance that we will be able to retain these customers or acquire new customers, deploy additional modules to or onboard additional locations with these customers or continue to increase the volume of transactions on our platform. Our costs associated with subscription renewals and additional module deployments are substantially lower than costs associated with generating revenue from new customers. Therefore, if we are unable to retain or increase revenue from existing customers, even if such losses are offset by an increase in new customers or an increase in other revenues, our operating results could be adversely impacted.

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
Our platform currently includes the following modules: Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering+, Sync, GDP, Marketing, Sentiment, Host, and Olo Pay. While expansion of solutions and modules, our pricing model, and an increase in transaction volumes have contributed significantly to our recent growth in revenue, we have limited experience with these solutions and modules and our transactional-based pricing model, which makes it difficult to accurately assess our future prospects. You should consider our future prospects in light of the challenges and uncertainties that we face, including:

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
From time to time, we may evaluate potential strategic acquisition, joint venture or partnership opportunities, such as our acquisitions of Wisely Inc., or Wisely, and Omnivore Technologies, Inc., or Omnivore. Any transactions that we enter into could materially affect our business, financial condition, and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and other partnerships involve a number of risks, such as:

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

Further, the additions of businesses entail many changes, including the integration of each respective business and its technology and products, as well as changes in systems. These integration activities are complex, and we may encounter unexpected difficulties and incur unexpected costs or experience business disruptions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our existing business. There can be no assurance that any of the acquisitions we may make will be successful or will be, or will remain, profitable.
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
There has been an increased focus from stakeholders on environmental, social, and governance, or ESG, matters, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion, or DEI; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. We actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them, and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations. Our failure or perceived failure to achieve our ESG goals, maintain ESG practices or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities.

In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and President Donald J. Trump issued an executive order discouraging DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in volatility of our stock price and we could face additional compliance obligations or become the subject of investigations and enforcement actions. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG and DEI-related issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could also reduce our stock price.
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
Because we generally only generate transaction revenue after our platform is deployed, we have in the past and may in the future experience delays in the deployment of our platform with our customers which has in the past and may in the future harm our results of operations and financial condition. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays in the deployment of our platform to customers or incur greater than anticipated costs, our business, financial condition, and results of operations have in the past and may in the future be adversely affected.
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
For the year ended December 31, 2024, our ten largest restaurant customers generated an aggregate of approximately 15% of our revenue. Although these customers enter into contracts with us, our largest customers have in the past, and may in the future, reduce or terminate their usage of our platform, reduce the number of locations using our platform, or decide not to renew their agreements with us. Our customers have in the past, and may in the future, choose to develop their own solutions that do not utilize any or all of our modules. They also may demand price reductions as their usage of our modules increases, due to competitive pressures, changes in economic conditions or otherwise, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations, and financial condition may be adversely affected.
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
Our platform currently includes the following modules: Ordering, Dispatch, Rails, Switchboard, Network, Virtual Brands, Kiosk, Catering+, Sync, GDP, Marketing, Sentiment, Host, and Olo Pay. We began commercially offering Olo Pay in the first quarter of 2022. As a result, we have limited experience determining the optimal prices for our modules and may be unable to convert existing customers from a flat-fee model to a transactional based pricing model. We have changed our pricing model from time to time and expect to do so in the future or sell new modules. However, given our limited experience with selling new modules, it may turn out that the new pricing models, or the pricing for any other modules we may develop, is not optimal, which may result in our modules not being profitable or not gaining market share. As competitors, including our ecosystem partners, introduce new solutions that compete with ours, especially in the digital ordering and delivery spaces where we face significant competition, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically. Pricing decisions and pricing models may also impact the mix of adoption among our modules and negatively impact our overall revenue. Moreover, restaurants may be sensitive to price increases or to the prices offered by competitors. As a result, in the future we may be required to reduce our prices, which could adversely affect our results of operations and financial condition.

Financial Risks
We have a history of losses and we may be unable to achieve or sustain profitability.
We have incurred significant losses since inception and we may not achieve or sustain profitability. We incurred net losses of $0.9 million, $58.3 million, and $46.0 million for the years ended December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024, we had an accumulated deficit of $216.7 million. These losses and accumulated deficit are a result of the substantial investments we made to grow our business and we expect to make significant expenditures to expand our business in the future. We may continue to incur losses in the short-term as we increase our operating expenses, including, without limitation, as a result of expected increases in:
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
These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the short-term or at all. In certain prior years, our costs have increased due to these investments, and we expect to invest substantial resources to support our anticipated future growth. In addition, the costs associated with acquiring new customers may materially rise in the future, including if we expand international sales efforts outside of the United States and Canada, increase our efforts to pursue small-to-medium business restaurant brands, or increase sales efforts to other verticals. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or sustain profitability.

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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. A previously identified material weakness in our internal control over financial reporting related to the lack of sufficient qualified personnel who possessed an appropriate level of technical expertise and did not design and maintain effective controls over complex technical accounting matters for the fiscal year ended December 31, 2022. Although this material weakness was subsequently remediated as of the fiscal year ended December 31, 2023, there can be no assurance that we will not identify additional material weaknesses in the future, that measures we may take will be sufficient to remediate the material weaknesses, or that such measures will prevent or avoid potential future material weaknesses.
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
We may also incur additional indebtedness in the future. Any new or refinanced debt may be subject to higher interest rates than we have experienced in the past, which could adversely affect our financial condition and impact our business. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance, or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness, as applicable, or force us into bankruptcy or liquidation.

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

As of December 31, 2024, we had approximately $254.0 million of federal net operating losses, or NOLs. Approximately all of the federal NOLs have an indefinite life. As of December 31, 2024, we had approximately $198.3 million of state NOLs. Of the state NOLs, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2043. In addition, our federal research and development tax credits were approximately $1.0 million as of December 31, 2024. The federal research credits will begin to expire in 2039. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. On December 31, 2022, we ceased to be an emerging growth company. As a result, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

Additional financing may not be available on terms favorable to us, if at all. In particular, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by high levels of inflation, geopolitical instability, potential implementation of tariffs and escalation of trade tensions, changing governmental policies and regulations, an ongoing war in Ukraine, and the conflict in Israel, Gaza, and the Middle East. It is impossible to predict the extent to which our business will be impacted in the short- and long-term, but such uncertainty and disruption may reduce our ability to access capital and negatively affect our liquidity in the future. Additionally, elevated interest rates have in the past and may in the future reduce our access to debt capital, which may adversely affect our future business plans and expected growth, and will increase the cost of any future borrowings and our variable rate borrowings, which would reduce our earnings. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of our equity to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock. Volatility in equity capital markets has in the past and may in the future also adversely affect market prices of our securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
For the years ended December 31, 2024, 2023, and 2022, Rails module transaction revenue from our largest digital ordering aggregator, DoorDash, Inc., or DoorDash, accounted for an aggregate of 8.1%, 10.5%, and 11.1%, respectively, of our total combined platform and professional services and other revenue, and DoorDash accounted for a majority of our transaction revenue from our Rails module for the years ended December 31, 2024, 2023, and 2022.

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
In addition, AWS provides us with service pursuant to an agreement that continues until terminated by either party. Pursuant to our agreement with AWS, we have committed to spending approximately $28 million over the three-year period of January 2025 through December 2027. AWS may terminate the agreement by providing 90 days prior written notice, and it may, in some cases, terminate the agreement immediately for cause upon notice. This agreement includes a minimum spending commitment, part of which may be forfeited if we were to switch providers. Although we expect that we could receive similar services from other third parties, arranging alternative cloud infrastructure services could be costly, complicated, and time-

consuming, and we could experience interruptions on our platform and in our ability to make our modules available to customers.
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

Legal, Regulatory, Compliance, and Reputational Risks

Security incidents, data breaches, denial of service attacks or other hacking and phishing attacks on our systems, or the systems with which our platform integrates, could harm our reputation or subject us to significant liability and adversely affect our business and financial results.
We operate in the on-demand digital commerce industry, which is prone to cyber incidents. Cyber incidents have been increasing in sophistication and frequency. We and our third party vendors are at constant risk of cyber-attacks or cyber intrusions via third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, worms, break-ins, spamming, phishing attacks, hacking, ransomware, denial-of-service attacks, card skimming code, and other deliberate attacks and attempts to gain unauthorized access (including from both internal and external sources). Because the techniques used by computer programmers who have in the past and may in the future attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our Board of Directors reviews cybersecurity risks brought to its attention by members of senior management who report up to our Board of Directors. We have an established in-house security team, which is responsible for reviewing and overseeing our cybersecurity program and bringing any cybersecurity risks to the attention of our Board of Directors and the audit committee at regular meetings of the audit committee. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, our customers’ data, or their guests’ data, whether for our systems or the systems of vendors, could result in its loss or misuse or unauthorized disclosure of confidential information, interruptions, delays or outages of our products, negative publicity, cause our customers and partners to cease doing business with us, lead to exposure to risk of loss or possible liability due to lawsuits, enforcement actions investigations, regulatory penalties and sanctions, and could harm our business and reputation. The security measures we have integrated into our systems and processes, which are designed to prevent or minimize security breaches, have in the past and may in the future not always function as expected or be sufficient to protect our internal networks and platform against attacks.
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
We have also been obligated in the past and may be obligated in the future to indemnify our customers against intellectual property claims; pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation; and obtain licenses or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit or we have meritorious defenses. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time, and attention, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules, and otherwise negatively affect our business and operating results.
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

Our business involves the collection, transmission, and storage of the personal information and confidential information of our partners, our customers and their guests, and guests with whom we have a direct relationship. Cybersecurity incidents or data breaches can originate either externally, through our customers, our third-party partners, or service providers, or internally. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and guests. This information could also be exposed through human error, malfeasance, or otherwise. The unauthorized disclosure, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a cybersecurity incident or data breach does not arise out of our actions or inactions, or directly impact our business, the resulting guest concern arising from a customer, partner, or service provider cybersecurity incident or data breach could negatively affect our customers and our business.

We do not proactively monitor or control our customers’ content uploaded to our platform(s) or on our servers, or information made available through third-party integrations that our customers use in connection with our platform, which may include personal information or confidential information. We integrate with a number of third-party partners in order to meet our customers’ needs, and although we contractually require our customers to ensure the security of such partners, a cybersecurity incident or data breach of one of these providers could become negatively associated with our brand or our assistance in responding to such a breach could tie up our internal resources. Additionally, we use service providers to help deliver services to our customers and guests. These service providers may handle or store personal information, credit card information, or confidential information. By the nature of the integrations and the constantly evolving techniques used to obtain access, compromise, or interrupt the integrity of systems, we could get drawn into any resulting lawsuits. We are also subject to federal, state, provincial, and other laws regarding cybersecurity and data protection. Although we have taken measures to monitor and protect our systems within our control and ensure that those third parties which have access to our platform maintain adequate security, we cannot guarantee that these measures will protect our systems from a security incident in the future. Some jurisdictions have enacted laws requiring companies to notify affected individuals or government agencies of data breaches involving certain types of personal information and our agreements with customers and partners require us to notify them in the event of certain security incidents. Additionally, an increasing number of jurisdictions, as well as our contracts with certain customers, require us to maintain industry-standard or reasonable measures to safeguard personal information or confidential information. This includes safeguards related to credit card information and sensitive authentication data which is transmitted through our platform. We are also required by card networks and our contracts with payment processors to adhere to the Payment Card Industry Data Security Standards.

Our failure to comply with legal, regulatory or contractual requirements, and the rules of payment card networks’ and self-regulatory organizations’ cybersecurity or data protection requirements could lead to significant fines and penalties imposed by regulators and card networks, as well as claims by our customers, guests or other relevant stakeholders. These claims could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform. In addition, if our security measures fail to protect personal information or confidential information, including payment information, adequately, we could be liable to our partners, our customers, and guests for their losses as well as for statutory damages. As a result, we could be subject to fines, face regulatory or other legal action, and our customers could lose their confidence with us, which all could negatively impact our business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny or limit coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases, or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business and results of operations.
We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liabilities, or adversely affect our business.
In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws. The regulatory framework for privacy and security in the United States is rapidly evolving. Violating consumers’ privacy rights, using or disclosing personal information in ways that do not match our public commitments or failing to take appropriate steps to keep personal information secure may constitute deceptive or unfair acts or practices in violation of Section 5(a) of the Federal Trade Commission, or FTC, Act, 15 U.S.C § 45(a). The FTC has broad powers to investigate and to bring enforcement actions that can result in binding consent orders and fines, as do states’ attorneys general under comparable state unfair and deceptive act laws. We may also be subject to other laws that are enforced by regulators and private litigants with fines and statutory damages that can result in significant exposure, including those that govern telephone and text message marketing (e.g., the Federal Telephone Consumer Protection Act) and email marketing (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, and Canada’s Anti-Spam Legislation).

Additionally, laws in all 50 states require us to provide notice to affected individuals when certain personal information, including payment information, has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, or CCPA, provides consumers with certain rights, including to access, correct, and delete their personal information and to opt out of certain practices and also imposes operational requirements for covered businesses. The CCPA provides a private right of action imposing civil penalties against businesses that suffer certain security breaches resulting in exposure of certain sensitive information. The CCPA is already the subject of active enforcement by the California Attorney General and the California Privacy Protection Agency. The CCPA may increase our compliance costs and exposure to liability. Numerous other states, including Colorado, Virginia, Connecticut, Utah, Texas, Oregon, New Hampshire, New Jersey, Delaware, and Iowa have recently enacted new privacy laws similar to the CCPA, and these took effect over the past few months. These new laws will add complexity, variation in requirements, restrictions and potential legal risks; require additional investment of resources in compliance programs; impact data practices and the availability of previously useful data; and could result in increased compliance costs and/or changes in business practices and policies.
Additionally, virtually every foreign jurisdiction in which our current or potential future customers may operate has established privacy or data security laws, rules, and regulations. For example, in Europe, the collection and use of personal information is governed by the European Union’s, or E.U., General Data Protection Regulation and the United Kingdom’s, or U.K., implementation of the same, or collectively the GDPR. Among other obligations, the GDPR regulates transfers of personal information from the E.U. and U.K. to non-E.U./UK countries, such as the United States, and requires businesses to implement safeguards to protect the security and confidentiality of personal data, provide notification of data breaches, and take certain measures when engaging third-party processors. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals may claim damages as a result of GDPR violations. Other jurisdictions outside the E.U. and U.K. are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR, and we may be required to assist such customers with their compliance obligations. Assisting our customers in complying with the GDPR, or complying with the GDPR ourselves if we expand our business to the E.U. and U.K. in the future, may cause us to incur substantial operational costs or require us to change our business practices and could increase the cost and complexity of delivering our products and services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties, or adverse publicity, which could have an adverse effect on our reputation and business.
Payment transactions processed on our platform and through the Olo Pay module may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or could harm our business.
We began commercially offering Olo Pay in the first quarter of 2022. In connection with this offering, the payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and they have discretion to interpret them and change them, including in ways that may limit or alter our ability to offer Olo Pay. We have also agreed, via our contracts with our payment processing partners, to comply with certain contractual obligations in addition to the payment card network operating rules. Through our offering of Olo Pay, we have agreed to reimburse our payment processor partners for fines they are assessed by payment card networks as a result of certain rule violations by us or our customers. We are also required to reimburse guests for chargebacks not funded by our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and customers currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, they could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards on their networks, which could have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment processing partners and payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or otherwise harm our business. If we were unable to facilitate payment card transactions on our platform or were limited in our ability to do so, our business would be materially and adversely affected.
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
Currently, we substantially rely on a limited number of third-party payment processors to facilitate payments made by guests and payments made to customers through the Olo Pay module. While we may develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. In the event that any of our third-party payment processors fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, face legal or regulatory challenges, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore may not collect payments from customers and their guests, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, potentially in the future, foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Although we own 30 registered trademarks in the United States, as of December 31, 2024, we hold no issued patents and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.

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
We have in the past and may in the future incorporate machine learning and AI solutions into our platform, modules, services, and features, and these applications have become and may continue to become increasingly important in our operations over time. For example, OrderReady AI is our machine-learning-based solution that is built to enable brands to provide more accurate quote times. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. In addition, the use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, increased research and development costs, or legal liability. The rapid evolution of AI, including potential government regulation of AI, has in the past and will in the future require significant resources to develop, test, and maintain our platform, modules, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with safety requirements, intellectual property and privacy laws, ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the E.U.’s Artificial Intelligence Act, or AI Act, entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems, and encourages them to account for E.U. safety, legal, and ethical principles in their development and use of these systems. The scope of these new requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of AI, including to make consequential decisions. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
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

Our results of operations have in the past and may in the future vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, elevated interest rates, lower consumer confidence or uneven or lower spending, volatile capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, governmental efforts, changes in governmental policies and the downsizing of government agencies, financial and credit market fluctuations, international trade relations, restrictive governmental action related to tariffs, trade agreements, or policies, and protectionist or retaliatory measures taken by foreign governments, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, conflict in Israel, Gaza, and the Middle East, and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions, and negative impacts to the growth of our business, revenue, and earnings.

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
•fluctuations in usage of our platform or any of our modules;
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
•general economic conditions, both domestically and internationally, as well as economic conditions (including elevated and fluctuating inflation and interest rates) specifically affecting industries in which our customers participate;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our results of operations or key performance indicators fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits, such as the class action lawsuit filed on September 26, 2022. A description of our legal proceedings can be found in “Legal Proceedings” included in Part I, Item 3, and “Note 14—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Our Class B common stock has ten votes per share, whereas our Class A common stock has one vote per share. As of December 31, 2024, holders of our Class B common stock collectively owned shares representing approximately 81% of the voting power of our outstanding capital stock. As of December 31, 2024, our directors and executive officers and their affiliates collectively beneficially owned, in the aggregate, shares representing approximately 82% of the voting power of our outstanding capital stock.
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

The existence of any stock buyback programs, including the 2024 Buyback Program, could cause our stock price to trade higher than it otherwise would. Although the programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any such stock buyback program, including the 2024 Buyback Program. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, the market price of our Class A common stock may decline.

We may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will comprise forward-looking statements, subject to the risks, assumptions, and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to provide this public guidance, and our ability to accurately forecast our results of operations, may be impacted by changes in the macroeconomic and geopolitical environment. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us. Our actual results may not always be in line with or exceed any guidance we have provided or the consensus of third parties, and may differ materially from such projections, especially in times of economic uncertainty, such as the current macroeconomic and geopolitical environment, the war in Ukraine, conflict in Israel, Gaza, and the Middle East, fluctuating interest rates and inflation, potential recessionary factors and other factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or in our control. For example, if we fail to predict the impacts that the evolution of macroeconomic conditions will have on our business and the duration of these impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise.

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

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, fluctuating inflation, and interest rates;
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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation against us, such as the class action lawsuit filed on September 26, 2022, could result in substantial costs and divert our management’s attention and resources from our business, and, if the claims are successful, our business could be harmed. This risk could materially adversely affect our business, results of operations, and financial condition. A description of our legal proceedings can be found in “Legal Proceedings” included in Part I, Item 3, and “Note 14—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue and trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short-term. If we fail to meet or exceed the expectations of investors or securities analysts as a result of a revenue shortfall or otherwise, then the trading price of our Class A common stock could fall substantially.
We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple class shares in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400, and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
As of December 31, 2024, holders of a substantial number of shares of our capital stock outstanding as of such date, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Provisions in our amended and restated certificate of incorporation, as amended, or Charter, and amended and restated bylaws, or Bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our Charter and Bylaws include provisions that:
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
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our Board of Directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our Bylaws and certain provisions of our Charter.
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

Our Charter designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which may restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our Charter provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: any derivative claims or causes of action brought on our behalf; any claims or causes of action for breach of a fiduciary duty owed by any current or former director, officer, or other employee of ours; any action asserting a claim arising pursuant to the Delaware General Corporation Law, our Charter, or our Bylaws; any claim or cause of action seeking to interpret, apply, enforce, or determine the validity of our Charter or our Bylaws; any claim or causes of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, however, that these provisions do not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or the Securities Act. In addition, our Charter provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated articles of incorporation provide that any person or entity purchasing or otherwise acquiring any interest in any security of ours is deemed to have notice of and consented to these provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may impose additional litigation costs on stockholders in pursuing such claims, and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our federal forum provision. If a court were to find either choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters.

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

To date, risks from cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents. For more information about cybersecurity-related risks, please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Cybersecurity Governance
Our Board of Directors exercises oversight over our risk management process directly, as well as through its various standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors delegates cybersecurity risk management oversight to the audit committee of the Board of Directors. The audit committee oversees our cybersecurity processes and policies on risk identification, management, and assessment. The audit committee also reviews the adequacy and effectiveness of such policies, as well as the steps taken by management to mitigate or otherwise control these cybersecurity exposures and to identify future risks. The audit committee receives periodic reports from our CISO and Chief Legal Officer, or CLO, on material cybersecurity risks, developments in cybersecurity, key cybersecurity initiatives, ongoing priorities and work of the governance, risk, and compliance committee, or the GRC Committee, updated risk assessments of our cybersecurity program, and mitigation strategies.

Our cybersecurity risk management processes are implemented, assessed, and managed by certain members of Olo management, including our CISO and CLO. Our CISO has 25 years of experience in information technology and risk management at various companies, such as Yum Brands, Inc. and Domino’s Pizza, Inc. He is also an ISC2 Certified Information Systems Security Professional. Our CLO has 16 years of experience and received a cybersecurity oversight certification from the National Cybersecurity Center. Both act as chairs of our GRC Committee. The GRC Committee provides direction, oversight, and management of our cybersecurity and privacy programs with a focus on business objectives, the protection of customer and employee data, safeguarding our systems, and complying with applicable laws, regulations, and contractual obligations. Cross-functional leaders within Olo, including members from our information technology, data science, finance, legal, and people & culture teams, are part of the committee. Our GRC Committee meets periodically to align cybersecurity and privacy strategy with business needs and risk appetite, monitor the execution of key cybersecurity initiatives, and serve as an escalation point for any related issues.
Olo’s IRP is also designed to escalate certain cybersecurity incidents to members of management, depending on the circumstances. Our internal security team, among others, works with our CSIRT to help assess, mitigate, and remediate cybersecurity incidents of which they are notified. Our CLO, as the CSIRT leader, directs and coordinates CSIRT’s activities, in consultation with the CISO and other members of management. In addition, the IRP includes processes for reporting to the audit committee and our Board of Directors certain cybersecurity incidents.

Item 2. Properties.
Our principal executive offices are located in New York City, where we lease approximately 36,100 square feet at 285 Fulton Street, One World Trade Center, 82nd Floor, New York, New York 10007 under a lease that expires in May 2030.
We use the current facility for our single operating segment and believe that it is adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings.
A description of our legal proceedings is included in and incorporated by reference to “Note 14—Commitments and Contingencies” of the notes to our consolidated financial statements included in Part 2, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of February 18, 2025, there were approximately 27 stockholders of record of our Class A common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.
As of February 18, 2025, there were approximately 8 stockholders of record of our Class B common stock.
Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan and security agreement with Pacific Western Bank (now known as Banc of California) contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our Class A common stock and Class B common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, including in our then-existing debt arrangements, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.
Unregistered Sales of Equity Securities

None.
Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
On September 7, 2022, we announced a program to repurchase up to $100 million of our Class A common stock, or the 2022 Stock Buyback Program. The 2022 Stock Buyback Program was completed as of June 30, 2024. On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock, or the 2024 Buyback Program. The 2024 Buyback Program has no expiration date and may be modified, suspended or terminated at any time by our Board of Directors at its discretion. The remaining authorization under the 2024 Buyback Program is $100 million, as there have been no share repurchases under this program to date.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Olo Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Russell 2000, the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index, or the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on March 17, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2024, the last trading date of fiscal year 2024. The graph uses the closing market price on March 17, 2021 of $34.75 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements, including, but not limited to, statements with respect to our transaction volumes, our net revenue retention, our costs and expenses, and new and existing customer adoption of multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” We have omitted discussion of fiscal year 2023 compared to fiscal year 2022 where it would be redundant to the discussion previously included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, on February 21, 2024.
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and full-stack payment programs and enables brands to collect, analyze, and act on data to drive more personalized guest experiences and profitable traffic. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2.5 million orders per day, and more than 95 million guests have transacted on our platform over the last year. As of December 31, 2024, our customer base included more than 750 restaurant brands, representing approximately 86,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching approximately $29 billion during the year ended December 31, 2024. Gross payment volume, or GPV, which we define as the gross volume of payments processed through the Olo Pay payment processing solution, has reached $2.8 billion during the year ended December 31, 2024. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
Restaurants are an incredibly complex segment of the retail industry. Restaurant operators must manage the intricacies of food production for just-in-time consumption and comply with strict health and safety regulations while providing a high-quality and consistent guest experience that engenders loyalty and trust. Most restaurant brands, which we define as a specific restaurant brand or restaurant chain, do not have the expertise or the resources to develop their own solutions to manage on-demand digital commerce and are more acutely challenged because their in-store technology consists of a fragmented set of legacy solutions, many of which were developed before the internet. This technology fragmentation is exacerbated by the prevalence of the franchise model in the restaurant industry, where franchisee operator groups may use different technology vendors for their restaurant locations than those used by a restaurant brand’s owned and operated locations. At the same time, third-party marketplaces have provided incremental digital orders for brands, but these orders are less profitable for the brand than their direct orders and the guest relationship and associated transaction data are owned by the marketplace, not the brand. Due to its unique complexities and challenges, the restaurant industry has historically been one of the lowest-penetrated on-demand digital commerce segments of the retail industry, with digital orders accounting for only 18% of total restaurant industry orders in 2024, according to data from Circana.
Our open SaaS platform is purpose-built to meet these complex needs and align with the interests of the restaurant industry. We have developed our platform in collaboration with many of the leading restaurant brands in the United States. We believe our platform is the only independent open SaaS platform for restaurants to enable hospitality with modern, restaurant-centric solutions. We offer across three product suites:

•Order. A suite of solutions powering restaurant brands’ on-demand digital commerce operations, enabling a unified digital ordering and delivery experience for guests, and menu and channel management for brands across their fragmented technology stacks.

•Pay. A fully integrated, payments platform, enabling restaurants to improve operations through unified payment processing management and reporting across digital and on-premise transactions, and advanced fraud prevention; and

•Engage. A suite of marketing solutions that enable restaurants to aggregate and store guest data from Olo Order, Olo Pay, and other sources, segment it based on guest behavior, and deliver personalized marketing messages to guests that help enhance the restaurant’s direct guest relationship and increase restaurant traffic.
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
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer experience, and implementation teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention approximated 115% for the three months ended December 31, 2024. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
We generate subscription revenue primarily from our Order platform and Engage solutions. In addition, a portion of our customers purchase an allotment of monthly orders for a fixed monthly fee and pay us an additional fee for each excess order, which we also consider to be subscription revenue. Our transaction revenue primarily includes revenue generated from our Olo Pay solution, as well as fees charged to aggregators, channel partners, and other service providers in our ecosystem on a per transaction basis for access to our Rails and Dispatch modules.

Key Factors Affecting Our Performance
The following summarizes selected key performance indicators for the year ended, or as of, each of the dates presented:

	Year Ended December 31,
	2024	2023
Average Revenue Per Unit	$3,387	$2,702
Ending Active Locations	86,000	80,000
Expand Within Our Existing Customer Base
Our large base of enterprise customers represent an opportunity for further revenue expansion from the sale of additional modules and the addition of new restaurant locations. We form unique, trusted partnerships with our restaurant brands, which we leverage to inform the development of our products. We use average revenue per unit as a key measure of our ability to grow within our customer base through the development of our products. We calculate our average revenue per unit by dividing the total platform revenue in a given period by the average active locations in that same period. Our ability to retain and increase revenue from existing customers will depend on a number of factors, including fluctuations in our customers’ spending levels, our customers’ ability to deploy our modules, fluctuations in the number of transactions processed by our customers on the platform, the average number of active locations, and the ability of our customers to switch to a competitor or develop their own internal platform solutions.
Another metric we use to demonstrate the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention, which compares our revenue from the same set of active customers in one period to the prior year period. An active customer is a specific restaurant brand that utilizes one or more of our modules in a given quarterly period. We calculate dollar-based net revenue retention as of a period-end by starting with the prior period revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. We believe that net revenue retention is an important metric to our investors, demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships. For the quarter ended December 31, 2024, net revenue retention was approximately 115%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Catering+.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 750 existing brands across approximately 86,000 active locations as of December 31, 2024. We define an active location as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
From 2023 to 2024, we experienced an increase in penetration of our product modules, with brands utilizing 3.7 modules per active location on average as of December 31, 2024, as compared to 3.5 modules as of December 31, 2023. We believe this demonstrates an opportunity to further increase revenue within our existing customer base by expanding and deploying additional modules. We believe that we are well-positioned to upsell our remaining customers, as our modules provide significant value, are simple to add, and operate seamlessly together. In addition, we intend to continue to work with our existing brand customers in implementing their digital strategies, which we expect will promote continued growth. We believe this demonstrates our ability to grow within our customer base through the development of our products that our customers value.
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 86,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.
Investment in Innovation and Growth
We have invested and intend to continue to invest in expanding the functionality of our current platform and broadening our capabilities to address new market opportunities, particularly around payments, data analytics, and on-premise dining. We also intend to continue to invest in enhancing awareness of our brand and developing more modules, features, and functionality that expand our capabilities to facilitate the extension of our platform to new use cases and industry verticals. We believe this strategy will provide new avenues for growth and allow us to continue to deliver differentiated, high-value outcomes to both our customers and stockholders. Specifically, we intend to invest in research and development to expand our existing modules and build new modules, sales and marketing to promote our modules to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our platform, and other operational and administrative functions to support our expected growth. For example, as Olo Pay continues to scale and we realize expanded Olo Pay adoption, we expect to experience increased processing and personnel-related costs. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent, in part, on our ability to successfully develop, market, and sell new and existing modules to new and existing customers.
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, kitchen display systems, labor management providers, inventory management providers, and reservation and customer relationship management platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to continue to invest and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
Expand Our Longer-Term Market Opportunity
While we have not made any significant investments in this area to date, we believe there is an opportunity to partner with small- and medium-sized businesses to enable their on-demand digital commerce presence. Additionally, as many of our customers operate internationally, we believe there is a significant opportunity to expand the usage of our platform outside of the United States. We also believe that our platform can be applied to other commerce verticals, beyond the restaurant industry, that are undergoing a similar digital transformation to deliver real-time experiences and on-demand fulfillment to guests. For example, we currently partner with a number of grocery chains who use our Ordering module to help their guests order ready-to-eat meals and may potentially expand these or other partnerships in the future. Our decision to pursue these opportunities could result in an increase in operating expenses as a result of these initiatives and, in some cases, have short-term negative impacts on our operating margin.

Components of Results of Operations
Revenue
We generate revenue primarily from platform fees and professional services.
Platform
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods. We generally bill monthly in arrears. Our platform revenue is derived from our Order, Pay, and Engage product suites.
Professional Services and Other
Professional services and other revenue primarily consists of fees paid to us by our customers for the implementation of our platform. The majority of our professional service fees are billed on a fixed fee basis upon execution of our agreement.
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, payroll taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of capitalized internal-use software and developed technology, payment processing, and allocated overhead.
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
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include litigation costs, net of recoveries, amortization of trademarks, travel-related expenses, and allocated overhead.

Sales and Marketing
Sales and marketing expenses primarily consist of sales and marketing costs, personnel costs for our sales and marketing teams, sales commissions, amortization of customer relationships acquired through business combinations, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period.
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of separate workforce reductions in the third quarter of 2024 and the second quarter of 2023.
Other Income (Expenses), Net
Other income (expenses), net consists primarily of income earned on our investments and money-market funds in cash and cash equivalents, partially offset by interest expense related to our credit facility.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Platform	$281,554	$225,179	$181,293
Professional services and other	3,384	3,110	4,111
Total revenue	284,938	228,289	185,404
Cost of revenue:
Platform (1) (2)	125,245	85,195	52,634
Professional services and other (1) (2)	3,270	4,128	5,832
Total cost of revenue	128,515	89,323	58,466
Gross Profit	156,423	138,966	126,938
Operating expenses:
Research and development (1) (2)	68,483	73,914	74,203
General and administrative (1) (2)	51,543	85,098	70,356
Sales and marketing (1) (2)	53,142	48,190	34,043
Restructuring charges (1)	2,396	6,848	—
Total operating expenses	175,564	214,050	178,602
Loss from operations	(19,141)	(75,084)	(51,664)
Other income, net:
Interest income	19,280	17,237	4,592
Interest expense	(113)	(208)	(185)
Other income (expense), net	35	(3)	7
Total other income, net	19,202	17,026	4,414
Income (loss) before income taxes	61	(58,058)	(47,250)
Provision (benefit) for income taxes	958	229	(1,282)
Net loss attributable to Class A and Class B common stockholders	$(897)	$(58,287)	$(45,968)

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue - platform	$5,240	$6,838	$5,457
Cost of revenue - professional services and other	356	672	630
Research and development	11,432	15,055	14,053
General and administrative	19,962	20,813	20,339
Sales and marketing	6,411	7,756	5,545
Restructuring charges	—	1,728	—
Total stock-based compensation expense	$43,401	$52,862	$46,024
(2) Reclassifications were made to conform the year ended December 31, 2022 to the current year presentation and had no effect on previously reported operating loss, net loss, or accumulated deficit. See “Note 2—Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the reclassifications.

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Platform	98.8%	98.6%	97.8%
Professional services and other	1.2	1.4	2.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Platform	44.0	37.3	28.4
Professional services and other	1.1	1.8	3.1
Total cost of revenue	45.1	39.1	31.5
Gross Profit	54.9	60.9	68.5
Operating expenses:
Research and development	24.0	32.4	40.0
General and administrative	18.1	37.3	37.9
Sales and marketing	18.7	21.1	18.4
Restructuring charges	0.8	3.0	0.0
Total operating expenses	61.6	93.8	96.3
Loss from operations	(6.7)	(32.9)	(27.9)
Other income, net:
Interest income	6.8	7.6	2.5
Interest expense	0.0	(0.1)	(0.1)
Other income (expense), net	0.0	0.0	0.0
Total other income, net	6.7	7.5	2.4
Income (loss) before income taxes	0.0	(25.4)	(25.5)
Provision (benefit) for income taxes	0.3	0.1	(0.7)
Net loss attributable to Class A and Class B common stockholders	(0.3)%	(25.5)%	(24.8)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Platform	$281,554	$225,179	$56,375	25.0%
Professional services and other	3,384	3,110	274	8.8
Total Revenue	$284,938	$228,289	$56,649	24.8%
Platform
Total platform revenue increased $56.4 million, or 25.0%, to $281.6 million for the year ended December 31, 2024 from $225.2 million for the year ended December 31, 2023. This increase was primarily the result of increases in Olo Pay adoption and volume, combined with higher additional module adoption from existing customers and higher transaction volume. Annual average revenue per unit increased to approximately $3,387 for the year ended December 31, 2024 from approximately $2,702 for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, 45.5% and 44.7% of our platform revenue was subscription revenue, respectively, and 54.5% and 55.3% was transaction revenue, respectively. Active locations increased to approximately 86,000 as of December 31, 2024 from approximately 80,000 as of December 31, 2023 due to new location additions from new and existing customers.
Total professional services and other revenue increased $0.3 million, or 8.8%, to $3.4 million for the year ended December 31, 2024 from $3.1 million for the year ended December 31, 2023. This increase was driven by an increase in deployments during the year ended December 31, 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue:
Platform	$125,245	$85,195	$40,050	47.0%
Percentage of total revenue	44.0%	37.3%
Professional services and other	3,270	4,128	(858)	(20.8)
Percentage of total revenue	1.1%	1.8%
Total cost of revenue	$128,515	$89,323	$39,192	43.9%
Percentage of total revenue	45.1%	39.1%
Gross Profit	$156,423	$138,966	$17,457	12.6%
Gross Margin	54.9%	60.9%
Platform
Total platform cost of revenue increased $40.1 million, or 47.0%, to $125.2 million for the year ended December 31, 2024 from $85.2 million for the year ended December 31, 2023. This increase was primarily the result of higher transaction processing costs associated with the increased adoption of Olo Pay and increased amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue decreased $0.9 million, or 20.8%, to $3.3 million for the year ended December 31, 2024 from $4.1 million for the year ended December 31, 2023. This decrease was primarily the result of reduced third party consulting costs and a decrease in stock-based compensation costs during the year ended December 31, 2024.

Gross Profit
Gross profit increased $17.5 million to $156.4 million for the year ended December 31, 2024 from $139.0 million for the year ended December 31, 2023. Gross margin decreased to 54.9% for the year ended December 31, 2024 from 60.9% for the year ended December 31, 2023. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with increased Olo Pay adoption and increased costs from amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$68,483	$73,914	$(5,431)	(7.3)%
Percentage of total revenue	24.0%	32.4%
Research and development expense decreased $5.4 million, or 7.3%, to $68.5 million for the year ended December 31, 2024 from $73.9 million for the year ended December 31, 2023. This decrease was primarily the result of reduced personnel costs stemming from our workforce reductions in 2024 and 2023. This was partially offset by increases in hosting costs. As a percentage of total revenue, research and development expenses decreased to 24.0% for the year ended December 31, 2024 from 32.4% for the year ended December 31, 2023.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$51,543	$85,098	$(33,555)	(39.4)%
Percentage of total revenue	18.1%	37.3%
General and administrative expense decreased $33.6 million, or 39.4%, to $51.5 million for the year ended December 31, 2024 from $85.1 million for the year ended December 31, 2023. This decrease was primarily driven by higher litigation-related expenses recorded during the year ended December 31, 2023, combined with the impact of $12.1 million of litigation-related insurance recoveries recorded during the year ended December 31, 2024. Refer to “Note 14—Commitments and Contingencies” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information. As a percentage of total revenue, general and administrative expenses decreased to 18.1% for the year ended December 31, 2024 from 37.3% for the year ended December 31, 2023.
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$53,142	$48,190	$4,952	10.3%
Percentage of total revenue	18.7%	21.1%
Sales and marketing expense increased $5.0 million, or 10.3%, to $53.1 million for the year ended December 31, 2024 from $48.2 million for the year ended December 31, 2023. This increase was primarily the result of additional compensation costs, including commission costs, due to an increase in sales and marketing headcount. As a percentage of total revenue, sales and marketing expense decreased to 18.7% for the year ended December 31, 2024 from 21.1% for the year ended December 31, 2023.

Restructuring Charges

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Restructuring charges	$2,396	$6,848	$(4,452)	Not meaningful
Percentage of total revenue	0.8%	3.0%
Restructuring charges were $2.4 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The charges were comprised of severance costs, payroll taxes, other employee benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of our separate corporate reorganizations in the third quarter of 2024 and second quarter of 2023, each of which entailed workforce reductions.
Other Income (Expenses), net

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$19,280	$17,237	$2,043	11.9%
Percentage of total revenue	6.8%	7.6%
Interest expense	(113)	(208)	95	(45.7)%
Percentage of total revenue	—%	(0.1)%
Other income (expense), net	35	(3)	38	(1266.7)%
Percentage of total revenue	—%	—%
Total other income, net	$19,202	$17,026	$2,176	12.8%
Percentage of total revenue	6.7%	7.5%
Other income for the year ended December 31, 2024 was primarily driven by income earned on our investments and money-market funds. The increase in interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily driven by growth in our investment portfolio.
Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$958	$229	$729	318.3%
Percentage of total revenue	0.3%	0.1%
Provision for income taxes for the year ended December 31, 2024 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities totaling $403.1 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below.
We have financed our operations primarily through payments received from customers and sales of our equity securities.
On September 7, 2022, the Board of Directors authorized the 2022 Stock Buyback Program. During the year ended December 31, 2024, we repurchased 4.2 million shares of our Class A common stock for approximately $22.1 million under the 2022 Stock Buyback Program, completing this program.
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
The Second Amended and Restated LSA amended and restated the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended, or the Prior LSA, to, among other things, increase our available aggregate borrowing limit to $70.0 million and to provide the ability to request Banc of California to enter into commitments to increase the credit extensions available to us under the Second Amended and Restated LSA to up to $125.0 million, or the Accordion Facility. The agreement is set to expire on May 12, 2025, however we intend to execute a new amendment to renew the agreement prior to this expiration.
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Banc of California, or the Prime Rate, or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA, or a Success Fee Trigger, in an amount equal to: (i) $400,000, if the Success Fee Trigger occurs prior to June 10, 2025; (ii) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (iii) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.

As of December 31, 2024, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of December 31, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.

The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2024, and expect to remain in compliance for at least the upcoming twelve months.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$39,688	$(6,568)
Net cash used in investing activities	(16,872)	(19,490)
Net cash used in financing activities	(14,277)	(45,797)
Net Cash Provided by (Used in) Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $39.7 million, primarily due to net loss of $0.9 million adjusted for non-cash charges of $64.5 million, and a net decrease attributable to our operating assets and liabilities of $23.9 million. The non-cash adjustments primarily relate to stock-based compensation charges of $43.4 million, depreciation and amortization expense of $14.4 million, and a provision for expected credit losses of $4.5 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a $16.2 million decrease in accrued expenses and other current liabilities related to the relief of a liability related to an accrued legal settlement, payment of fees owed to delivery service providers, vendors, and the payment of accrued compensation as well as an increase of $4.9 million in prepaid expenses and other current assets primarily related to purchase activity to support future Olo Pay transactions, a $3.2 million decrease in accounts payable, and a $2.8 million decrease in our operating lease liabilities. This was partially offset by an decrease in accounts receivable of $4.2 million due to increased collections efforts.
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
Net Cash Used in Investing Activities
Cash used in investing activities was $16.9 million during the year ended December 31, 2024, primarily due to $11.8 million for the development of capitalized internal-use software to support further product development and $4.2 million of net purchases of investments.
Cash used in investing activities was $19.5 million during the year ended December 31, 2023, primarily due to $13.0 million for the development of internal use software and $6.4 million of net purchases of investments.

Net Cash Used in Financing Activities
Cash used in financing activities was $14.3 million during the year ended December 31, 2024, primarily driven by $22.2 million of stock repurchases under the Stock Buyback Program, partially offset by $7.9 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Cash used by financing activities was $45.8 million during the year ended December 31, 2023, primarily driven by $58.1 million of stock repurchases under the Stock Buyback Program, partially offset by $12.3 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Material Cash Requirements
The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of December 31, 2024:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$16,180	$3,106	$5,920	$5,920	$1,234
Unconditional purchase obligations (1)	35,530	12,100	23,430	—	—
Total	$51,710	$15,206	$29,350	$5,920	$1,234

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
See “Note 14—Commitments and Contingencies” and “Note 10—Leases” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding contractual obligations and commitments.
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

We adjust our GAAP financial measures for the following items to calculate one or more of our non-GAAP financial measures (other than free cash flow): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, equity expense related to charitable donation of our Class A common stock, certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), non-cash impairment charges, loss on disposal of assets, capitalized internal-use software and intangible amortization, restructuring charges, certain severance costs, and transaction costs (typically incurred within one year of the related acquisition and inclusive of the related tax aspects of such acquisitions). Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
Free cash flow represents net cash provided by or used in operating activities, reduced by purchases of property and equipment and capitalization of internal-use software. Free cash flow is a measure used by management to understand and evaluate our liquidity and how it can be used to generate future growth. Free cash flow excludes items that we do not consider to be indicative of our liquidity and facilitates comparisons of our liquidity on a period-to-period basis. Management believes providing free cash flow provides useful information to investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business from the perspective of our management and Board of Directors.
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

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(19,141)	$(75,084)	$(51,664)
Plus: Stock-based compensation expense and related payroll tax expense	44,337	52,666	46,865
Plus: Charitable donation of Class A common stock	823	1,136	1,406
Plus: Certain litigation-related expenses, net of recoveries	(11,431)	21,590	—
Plus: Non-cash impairment charge and costs associated with former corporate headquarters and sublease of corporate headquarters	563	—	3,272
Plus: Loss on disposal of assets	—	38	—
Plus: Non-cash capitalized internal-use software impairment	637	—	475
Plus: Capitalized internal-use software and intangible amortization	14,018	9,878	5,446
Plus: Restructuring charges	2,396	6,848	—
Plus: Certain severance costs	742	830	2,359
Plus: Transaction costs	—	358	1,600
Operating income, non-GAAP	$32,944	$18,260	$9,759
Percentage of revenue:
Operating margin, GAAP	(7)%	(33)%	(28)%
Operating margin, non-GAAP	12%	8%	5%

Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by (Used in) Operating Activities
The following table presents a reconciliation between non-GAAP free cash flow and net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$39,688	$(6,568)	$2,344
Purchase of property and equipment	(883)	(93)	(517)
Capitalization of internally developed software	(11,811)	(13,011)	(8,480)
Non-GAAP free cash flow	$26,994	$(19,672)	$(6,653)
Critical Accounting Estimates
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
We believe that the assumptions and estimates associated with both stock-based compensation and accounting for business combinations, including purchase price allocations and valuations of acquired intangible assets and goodwill, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. For further information on all of our significant accounting policies, see “Note 2—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock-Based Compensation
Accounting for stock-based compensation requires us to make a number of judgments, estimates, and assumptions. If any of our estimates prove to be inaccurate, our net loss and operating results could be adversely affected.
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs, granted to employees, directors, and non-employees, as well as stock purchased under our 2021 Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the awards on the date of grant. Compensation expense associated with stock options and RSUs is recognized ratably in earnings, generally over the period during which an employee is required to provide service. Compensation expense associated with PSUs is recognized either (i) ratably in earnings, generally over the period during which an employee is required to provide service, or (ii) using the accelerated attribution method over the period we expect the service and performance conditions under the award will be achieved. Compensation expense associated with our ESPP is recognized over the offering period for the purchase rights issued under the plan. We adjust compensation expense based on actual forfeitures as necessary.
We estimate the fair value of stock options and ESPP shares granted to employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate, and (4) expected dividend yield.
We estimate the fair value of our market-based PSUs on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common stock based on historical volatility.
Additional information regarding the assumptions used to value stock-based compensation awards is provided in “Note 12—Stock-based Compensation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with our investments and the Second Amended and Restated LSA with Pacific Western Bank (now known as Banc of California). Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control.
As of December 31, 2024, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of December 31, 2024, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of December 31, 2024, we had no outstanding borrowings under our credit facility.

Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of December 31, 2024, we had cash and cash equivalents of $286.8 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of December 31, 2024, we invested $133.7 million in money market funds and $116.4 million in other securities, of which $74.0 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
Inflation Risk
We do not believe that inflation has had a direct material effect on our business, financial condition or results of operations. Nonetheless, if persistent higher inflation leads to consumers reducing their spend on dining out, or if our personnel-related costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Olo Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Platform Revenue – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
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
–Obtained contracts to verify the occurrence of revenue.
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
February 25, 2025
We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Olo Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Olo Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 25, 2025

OLO INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$286,757	$278,218
Short-term investments	73,978	84,331
Accounts receivable, net	61,589	70,264
Contract assets	892	412
Deferred contract costs	5,635	4,743
Prepaid expenses and other current assets	19,470	12,769
Total current assets	448,321	450,737
Property and equipment, net	26,318	22,055
Intangible assets, net	13,797	17,738
Goodwill	207,781	207,781
Contract assets, noncurrent	826	352
Deferred contract costs, noncurrent	5,621	5,806
Operating lease right-of-use assets	9,709	12,529
Long-term investments	42,376	25,748
Other assets, noncurrent	27	73
Total assets	$754,776	$742,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,431	$4,582
Accrued expenses and other current liabilities	53,894	68,240
Unearned revenue	1,869	1,533
Operating lease liabilities, current	2,400	2,859
Total current liabilities	59,594	77,214
Unearned revenue, noncurrent	375	57
Operating lease liabilities, noncurrent	11,584	13,968
Other liabilities, noncurrent	—	109
Total liabilities	71,553	91,348
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized as of December 31, 2024 and 2023; 115,635,624 and 108,469,679 shares issued and outstanding as of December 31, 2024 and 2023, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 50,307,240 and 54,891,834 shares issued and outstanding as of December 31, 2024 and 2023, respectively	166	163
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	899,754	867,152
Accumulated deficit	(216,726)	(215,829)
Accumulated other comprehensive income (loss)	29	(15)
Total stockholders’ equity	683,223	651,471
Total liabilities and stockholders’ equity	$754,776	$742,819
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Platform	$281,554	$225,179	$181,293
Professional services and other	3,384	3,110	4,111
Total revenue	284,938	228,289	185,404
Cost of revenue:
Platform	125,245	85,195	52,634
Professional services and other	3,270	4,128	5,832
Total cost of revenue	128,515	89,323	58,466
Gross Profit	156,423	138,966	126,938
Operating expenses:
Research and development	68,483	73,914	74,203
General and administrative	51,543	85,098	70,356
Sales and marketing	53,142	48,190	34,043
Restructuring charges (Note 17)	2,396	6,848	—
Total operating expenses	175,564	214,050	178,602
Loss from operations	(19,141)	(75,084)	(51,664)
Other income, net:
Interest income	19,280	17,237	4,592
Interest expense	(113)	(208)	(185)
Other income (expense), net	35	(3)	7
Total other income, net	19,202	17,026	4,414
Income (loss) before income taxes	61	(58,058)	(47,250)
Provision (benefit) for income taxes	958	229	(1,282)
Net loss attributable to Class A and Class B common stockholders	$(897)	$(58,287)	$(45,968)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.01)	$(0.36)	$(0.28)
Diluted	$(0.01)	$(0.36)	$(0.28)
Weighted-average Class A and Class B common shares outstanding:
Basic	162,608,353	162,993,686	161,303,397
Diluted	162,608,353	162,993,686	161,303,397
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(897)	$(58,287)	$(45,968)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	44	238	(253)
Total other comprehensive income (loss)	44	238	(253)
Comprehensive loss	$(853)	$(58,049)	$(46,221)
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	157,700,189	$158	$813,166	$(111,574)	$—	$701,750
Issuance of common stock in connection with charitable donation	172,918	—	1,406	—	—	1,406
Issuance of common stock under the Employee Stock Purchase Plan	349,623	—	2,692	—	—	2,692
Issuance of common stock on exercise of stock options	6,076,639	6	9,796	—	—	9,802
Vesting of restricted stock units	832,940	1	(1)	—	—	—
Repurchase of common stock	(2,687,592)	(3)	(20,051)	—	—	(20,054)
Stock-based compensation	—	—	48,241	—	—	48,241
Other comprehensive loss	—	—	—	—	(253)	(253)
Net loss	—	—	—	(45,968)	—	(45,968)
Balance as of December 31, 2022	162,444,717	$162	$855,249	$(157,542)	$(253)	$697,616
Issuance of common stock in connection with charitable donation	172,918	—	1,136	—	—	1,136
Issuance of common stock under the Employee Stock Purchase Plan	459,836	1	2,462	—	—	2,463
Issuance of common stock on exercise of stock options	5,694,748	6	9,910	—	—	9,916
Vesting of restricted stock units	3,438,926	3	(3)	—	—	—
Repurchase of common stock	(8,849,632)	(9)	(58,071)	—	—	(58,080)
Stock-based compensation	—	—	56,469	—	—	56,469
Other comprehensive loss	—	—	—	—	238	238
Net loss	—	—	—	(58,287)	—	(58,287)
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock in connection with charitable donation	172,918	—	823	—	—	823
Issuance of common stock under the Employee Stock Purchase Plan	461,194	1	1,777	—	—	1,778
Issuance of common stock on exercise of stock options	2,380,648	2	6,087	—	—	6,089
Vesting of restricted and performance-based restricted stock units	3,740,590	4	(4)	—	—	—
Repurchase of common stock	(4,173,999)	(4)	(22,177)	—	—	(22,181)
Stock-based compensation	—	—	46,096	—	—	46,096
Other comprehensive income	—	—	—	—	44	44
Net loss	—	—	—	(897)	—	(897)
Balance as of December 31, 2024	165,942,864	$166	$899,754	$(216,726)	$29	$683,223
The accompanying notes are an integral part of these consolidated financial statements.

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(897)	$(58,287)	$(45,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,436	10,289	6,020
Stock-based compensation	43,401	52,862	46,024
Charitable donation of Class A common stock	823	1,136	1,406
Provision for expected credit losses	4,458	2,874	283
Non-cash lease expense	2,258	2,726	2,388
Deferred income tax benefit	—	—	(1,519)
Loss on disposal of assets	—	38	—
Non-cash impairment charges	1,199	—	2,806
Other non-cash operating activities, net	(2,052)	(2,328)	(1,135)
Changes in operating assets and liabilities:
Accounts receivable	4,217	(25,009)	(5,642)
Contract assets	(954)	(187)	377
Prepaid expenses and other current and noncurrent assets	(4,890)	(969)	(5,191)
Deferred contract costs	(706)	(3,527)	(839)
Accounts payable	(3,151)	2,324	(130)
Accrued expenses and other current liabilities	(16,155)	15,891	7,308
Operating lease liabilities	(2,844)	(2,905)	(2,535)
Unearned revenue	654	(1,597)	(1,243)
Other liabilities, noncurrent	(109)	101	(66)
Net cash provided by (used in) operating activities	39,688	(6,568)	2,344
Investing activities
Purchases of property and equipment	(883)	(93)	(517)
Capitalized internal-use software	(11,811)	(13,011)	(8,480)
Acquisitions, net of cash acquired	—	—	(49,241)
Purchases of investments	(118,528)	(130,428)	(151,723)
Sales and maturities of investments	114,350	124,042	51,478
Net cash used in investing activities	(16,872)	(19,490)	(158,483)
Financing activities
Cash received for employee payroll tax withholdings	9,860	15,528	9,094
Cash paid for employee payroll tax withholdings	(9,823)	(15,527)	(9,094)
Payment of deferred offering costs	—	—	(423)
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	7,867	12,282	12,244
Repurchase of common stock	(22,181)	(58,080)	(20,054)
Net cash used in financing activities	(14,277)	(45,797)	(8,233)
Net increase (decrease) in cash and cash equivalents	8,539	(71,855)	(164,372)
Cash and cash equivalents, beginning of year	278,218	350,073	514,445
Cash and cash equivalents, end of year	$286,757	$278,218	$350,073

OLO INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$270	$73	$292
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$20,168
Capitalization of stock-based compensation for internal-use software	$2,700	$3,607	$2,208
Vesting of early exercised stock options	$—	$97	$232
Employee receivables for options exercised	$—	$—	$18
Purchase of property and equipment	$—	$7	$7
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
We are an open SaaS platform for restaurants. Our platform powers restaurant brands’ on-demand digital commerce operations, enabling digital ordering, delivery, engagement, and payments, while further strengthening and enhancing restaurants’ direct guest relationships. We provide restaurants with a business-to-business-to-guest, enterprise-grade, open SaaS platform to manage their complex digital businesses and enable fast and more personalized experiences for their guests. Our platform and application programming interfaces seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Restaurant brands rely on us to increase their digital omni-channel sales, maximize profitability, establish and maintain direct guest relationships, and collect, protect, and leverage valuable customer data.
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
The following employee-related cost reclassifications were made to conform to the current year presentation and had no effect on previously reported operating loss, net loss, or accumulated deficit for the year ended December 31, 2022:
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
We regularly assess these estimates, including but not limited to, stock-based compensation including the determination of the fair value of our equity awards, realization of deferred tax assets, estimated life of our long-lived assets, purchase price allocations for business combinations, valuation of the acquired intangibles purchased in a business combination, valuation of goodwill, and the adequacy of reserves associated with accounts receivable. We base these estimates

OLO INC.
Notes to Consolidated Financial Statements
on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to our financial position and results of operations.
Segment Information
An operating segment is defined as a component of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). We define the CODM as the Chief Executive Officer, as his role is to make decisions about allocating resources and assessing performance. Our business operates in one operating segment, which we have also determined to be one reporting unit for goodwill impairment testing, as all of our offerings operate on a single platform and are deployed in an identical way with our CODM evaluating our financial information, resources, and performance of these resources on a consolidated basis. Please refer to “Note 15—Business Segments” of our consolidated financial statements.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the years ended December 31, 2024, 2023, and 2022, one customer accounted for 9%, 12%, and 12% of our revenue, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. We consider all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. In 2023, we received restricted cash on behalf of the subtenant of our corporate headquarters at One World Trade Center in advance of certain rental obligations that were due from the subtenant. The remaining balance we received on behalf of the subtenant of $2.0 million is included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2023. See “Note 10—Leases” for more details.
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
Accounts Receivable, Net
Accounts receivable, net are stated at net realizable value and include unbilled receivables. Unbilled receivables arise primarily from transactional services provided in advance of billing. Accounts receivable are net of an allowance for credit

OLO INC.
Notes to Consolidated Financial Statements
losses, are not collateralized, and do not bear interest. Payment terms vary by contract type but are generally due within 30 days. The accounts receivable balance at December 31, 2024 and 2023 included unbilled receivables of $1.0 million and $0.7 million, respectively.
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
The following summarizes our allowance for credit losses activity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,785	$612	$657
Provision for expected credit losses	4,458	2,874	283
Writeoffs	(2,651)	(701)	(328)
Ending balance	$4,592	$2,785	$612
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
We periodically evaluate whether there have been any changes in our business, market conditions, or other events which would indicate that the amortization period should be changed, or if there are potential indicators of impairment. For the years ended December 31, 2024, 2023, and 2022, we have not identified any potential indicators of material impairment.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. See “Note 5—Property and Equipment” for additional information on long-lived asset impairments.

OLO INC.
Notes to Consolidated Financial Statements
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
We review goodwill for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, we review qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This step is referred to as the “Step Zero” assessment. If factors indicate that it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount, we proceed to a quantitative (“Step One”) assessment to determine the existence and amount of any goodwill impairment. In performing a Step One assessment, the fair value of the reporting unit is determined by using a discounted cash flow method where we analyze the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. We evaluated goodwill using a Step Zero analysis during the fourth quarter and determined that goodwill was not impaired. There were no impairment charges recognized related to goodwill or intangible assets during the years ended December 31, 2024, 2023, and 2022.

OLO INC.
Notes to Consolidated Financial Statements
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
Income Taxes
Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We periodically review the recoverability of deferred tax assets recorded on the balance sheet and provide valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. We maintain a full valuation allowance on our net federal and state deferred tax assets.
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

OLO INC.
Notes to Consolidated Financial Statements
Revenue Recognition
We derive our revenue primarily from platform fees to access our software platform and professional services. Revenue is recognized when control of these services transfers to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales taxes collected from customers and remitted to various governmental authorities are excluded from the measurement of the transaction price and presented on a net basis in our consolidated statements of operations. Any balance collected and not paid is reflected as a liability on the balance sheets. The calculation of revenue is dependent upon the effective design and operation of the controls over system interfaces as well as controls over the accuracy and completeness of revenue. The process to extract information from systems and databases is manual.
Platform Revenue
Platform revenue primarily consists of fees that provide customers access to one or more of our modules and standard customer support. Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods. A majority of our platform revenue is derived from contracts with our restaurant customers to provide our Order Platform solutions, which consist of any combination of our modules, including Ordering, Dispatch, Rails, or any of our other Order suite add-on modules. The modules may be bundled as a package, or sold on an a la carte basis. We also generate platform revenue from our Engage suite of tailored marketing solutions, which consist of our Guest Data Platform (“GDP”), Marketing, Sentiment, Sync, and Host modules. Additionally, we generate platform revenue from our Olo Pay module, which became commercially available during 2022.
Our Order Platform and Engage solutions comprise a stand-ready obligation to provide access to the platform that is satisfied over the contract term. We generally bill customers on a monthly basis, in arrears. Our contracts which provide bundled offerings of the Order Platform and Engage modules earn monthly fixed fees in consideration for stand-ready access to our platform for these offerings. By contrast, our contracts where modules are sold a la carte (“non-bundled”) earn monthly fixed fees for a specified quantity of orders processed on the platform, plus monthly overage fees. For contracts with variable rates, we estimate this variable consideration using the expected value method based upon our estimates of the number of orders expected to be processed under the contract. We allocate the variable consideration related to the monthly overages to the distinct month during which the related services were performed, as those fees relate specifically to providing modules such as Ordering and Rails and represent the consideration we are entitled to for providing access to the platform during that month. As a result, applicable fixed monthly fees and monthly overages are included in the transaction price and recognized as revenue in the period in which the fees are generated. In non-bundled contracts where the Dispatch module is also offered, we collect a transaction fee from the restaurant for each transaction processed, and revenue is recognized at the point that delivery of orders to the restaurants’ customers is facilitated. These fees per transaction are included in the transaction price and recognized as revenue in the period in which the fees are generated.
In addition to the offerings above to our restaurant customers, we also generate revenue from our arrangements with third-party channels. Specifically, we partner with delivery service partners (“DSPs”) to enable our restaurant customers to offer, manage, and expand delivery to their customers. The Dispatch module connects restaurants with DSPs to facilitate the delivery of orders to the restaurants’ customers. We typically collect a per transaction fee from the DSP. Revenue is recognized when we have arranged for a DSP to deliver the order to the end guest. In addition, our Rails module allows our customers to control and manage menu availability and pricing and location information while directly integrating orders from third-party channels. We typically receive a fee from the third-party channel for each transaction processed. No minimum monthly amounts or overage fees are charged to the third-party channel in these arrangements.
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

OLO INC.
Notes to Consolidated Financial Statements
Professional Services and Other Revenue
Professional services and other revenue primarily consists of fees for platform implementation services. The implementation fees in our contracts are generally a fixed fee over the duration of the implementation services. Our customers benefit from our services as they are provided, and we use a cost-to-cost measure of progress to recognize revenue from our implementation services.
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
All implementation services are generally distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on the price at which the distinct good or service is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, internally approved pricing, and cost-plus expected margin guidelines related to the performance obligations.
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
Cost of Revenue
Platform
Platform cost of revenue primarily consists of costs directly related to our platform services, including expenses for customer support and infrastructure personnel, including salaries, payroll taxes, benefits, bonuses, and stock-based compensation, which we refer to as personnel costs, third-party software licenses, hosting, amortization of capitalized internal-

OLO INC.
Notes to Consolidated Financial Statements
use software and developed technology, payment processing, and allocated overhead costs associated with delivering these services.
Professional services and other
Professional services and other cost of revenue primarily consists of the personnel costs of our deployment team associated with delivering these services and allocated overhead.
Research and Development Costs
Research and development expenses primarily consist of engineering and product development personnel costs and allocated overhead costs. Research and development costs exclude capitalized internal-use software development costs, as they are capitalized as a component of property and equipment, net and amortized to platform cost of revenue over the term of their estimated useful life.
Sales and Marketing
Sales and marketing expenses primarily consist of sales and marketing costs, personnel costs for our sales and marketing teams, sales commissions, amortization of customer relationships acquired through business combinations, promotional activities, and allocated overhead costs. Sales commissions earned by our sales force are deferred and amortized on a straight-line basis over the expected benefit period.
We expense all advertising costs when incurred. We incurred advertising expenses of approximately $1.0 million, $1.5 million, and $0.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expense is recorded as a component of sales and marketing expenses in the consolidated statements of operations.
General and Administrative
General and administrative expenses primarily consist of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include litigation costs, net of recoveries, amortization of trademarks, travel-related expenses, and allocated overhead.
Restructuring Charges
Restructuring charges are comprised of severance costs, payroll taxes, benefits, and stock-based compensation expense associated with the accelerated vesting of equity awards. These charges were incurred as a result of separate workforce reductions in the third quarter of 2024 and the second quarter of 2023.
Restructuring charges were recorded under a one-time benefit arrangement and accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits were expensed at the date the employees were notified. See “Note 17—Restructuring Charges” for additional information on amounts recorded.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) granted to employees, directors, and non-employees, as well as purchases under our 2021 Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value of the awards on the date of grant. Compensation expense associated with stock options, RSUs, and the relative total shareholder return PSUs awarded in 2024 (“Relative TSR PSUs”), is recognized ratably in earnings, generally over the period during which an employee is required to provide service. Compensation expense associated with the PSUs awarded in 2023 (“2023 PSUs”) and the absolute total shareholder return PSUs (“Absolute TSR PSUs”) is recognized using the accelerated attribution method over the period we expect the service and performance conditions under the award will be achieved. Compensation expense associated with our ESPP is recognized over the offering period for the purchase rights issued under the plan. We adjust compensation expense based on actual forfeitures as necessary.

OLO INC.
Notes to Consolidated Financial Statements
Time-Based Service Awards
Our stock options and RSUs generally vest ratably over a four-year period and the fair value of stock options and ESPP shares is estimated on the date of grant using a Black-Scholes option pricing model. Awards with graded vesting features are recognized over the requisite service period for the entire award. The determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of our common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock.
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
Performance-Based Awards
In 2024, we awarded market-based Absolute TSR PSUs and Relative TSR PSUs to executives that will vest over approximately three years based upon achievement of (a) certain stock price targets and (b) our target total shareholder return (“TSR”), respectively. The Relative TSR PSUs will vest relative to the TSR of companies in the Russell 2000 Index over the specified performance period. In each case, vesting will be subject to the executive’s continuous service through the last day of the applicable performance period. Depending on achievement of the market-based metrics, the number of PSUs issued could range from 0% to 200% of the target PSUs. The fair value of the 2024 PSUs is determined using a Monte Carlo simulation model on the date of the grant.
In 2023, we awarded PSUs (“2023 PSUs”), which have performance and service vesting requirements. The fair value for PSUs is calculated based on the stock price on the date of grant and the PSUs vest depending on the achievement of certain financial metrics relative to the approved performance targets. During the year ended December 31, 2024 we completed our assessment of the 2023 PSUs based on the actual financial metrics achieved relative to the target financial metrics for the year ended December 31, 2023. The remaining eligible shares will vest according to the time-based service requirements, subject to the applicable executive’s continued service as of each vesting date.
Net Loss Per Share Attributable to Common Shareholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between the common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed.
The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in our net losses. No other participating securities were issued and outstanding as of December 31, 2024 and 2023.
Basic net loss per share attributable to Class A and Class B common stockholders is calculated by dividing the net loss attributable to Class A and Class B common stockholders by the weighted-average number of shares of Class A and Class B common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Because we reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock is antidilutive for those periods.

OLO INC.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU is applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU during the year ended December 31, 2024. For further information regarding the Company’s Business Segments, please refer to “Note 15—Business Segments” of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect that the adoption of the new guidance will have a material impact on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements.

OLO INC.
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$128,166	$3,384	$131,550
Transferred at a point in time	153,388	—	153,388
Total revenue	$281,554	$3,384	$284,938

	Year Ended December 31, 2023
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$100,639	$3,110	$103,749
Transferred at a point in time	124,540	—	124,540
Total revenue	$225,179	$3,110	$228,289

	Year Ended December 31, 2022
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$92,304	$4,111	$96,415
Transferred at a point in time	88,989	—	88,989
Total revenue	$181,293	$4,111	$185,404
Contract Balances
Contract Assets
As described in “Note 2–Significant Accounting Policies,” professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. We record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.7 million and $0.8 million as of December 31, 2024 and 2023, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the year ended December 31, 2024, we recognized $1.5 million of revenue related to contracts that were included in unearned revenue at December 31, 2023. During the year ended December 31, 2023, we recognized $1.9 million of revenue related to contracts that were included in unearned revenue at December 31, 2022.
As of December 31, 2024, our remaining performance obligations were approximately $44.8 million, approximately 48% of which we expect to recognize as revenue over the next 12 months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based

OLO INC.
Notes to Consolidated Financial Statements
on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$10,549	$7,022
Capitalization of deferred contract costs	6,442	8,140
Amortization of deferred contract costs	(5,735)	(4,613)
Balance at end of period	$11,256	$10,549
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

OLO INC.
Notes to Consolidated Financial Statements
The following tables present the costs, net unrealized gains (losses), and fair value by major security type for our investments as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$151,820	$—	$151,820	$151,820	$—	$—
Level 1:
Money market funds	133,739	—	133,739	133,739	—	—
Commercial paper	7,923	6	7,929	1,198	6,731	—
Subtotal	141,662	6	141,668	134,937	6,731	—
Level 2:
Certificates of deposit	23,291	13	23,304	—	23,304	—
U.S. Government and agency securities	45,668	(13)	45,655	—	23,660	21,995
Corporate bonds	40,641	23	40,664	—	20,283	20,381
Subtotal	109,600	23	109,623	—	67,247	42,376
Level 3:	—	—	—	—	—	—
Total	$403,082	$29	$403,111	$286,757	$73,978	$42,376

	As of December 31, 2023
	Cost	Net Unrealized (Losses) Gains	Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$130,566	$—	$130,566	$130,566	$—	$—
Level 1:
Money market funds	147,652	—	147,652	147,652	—	—
Commercial paper	16,408	11	16,419	—	16,419	—
Subtotal	164,060	11	164,071	147,652	16,419	—
Level 2:
Certificates of deposit	15,366	21	15,387	—	15,387	—
U.S. Government and agency securities	49,393	(73)	49,320	—	33,198	16,122
Corporate bonds	28,927	26	28,953	—	19,327	9,626
Subtotal	93,686	(26)	93,660	—	67,912	25,748
Level 3:	—	—	—	—	—	—
Total	$388,312	$(15)	$388,297	$278,218	$84,331	$25,748
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. During the year ended December 31, 2024, we recorded a non-cash impairment charge of $0.6 million related to a portion of our internal-use software that was non-recoverable. This amount was recorded in research and development expenses. In addition, we recorded a non-cash impairment charge of $0.6 million related to our operating lease right-of-use assets, as we committed in June 2024 to our plan to abandon our prior office space, and we relocated our corporate headquarters back to One World Trade Center in July 2024. This amount was recorded in general and administrative expenses. No material impairment charges were recorded during the year ended December 31, 2023. During the year ended December 31, 2022, we determined that the estimated fair value of a portion of our internal-use software was non-recoverable, and we recorded a non-cash impairment charge of $0.5 million.” In addition, during the year ended December 31, 2022, we entered into a sublease of our corporate headquarters, and in connection with this, we recorded a non-cash impairment charge of $2.3 million related to our right-of-use asset and furniture and fixtures within the leased space.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to Consolidated Financial Statements
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

		As of December 31,
	Estimated Useful Life (in Years)	2024	2023
Computer and office equipment	3 - 5	$2,316	$1,800
Capitalized internal-use software	3	44,163	30,288
Furniture and fixtures	10	33	33
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	59	45
Total property and equipment		46,571	32,166
Less: accumulated depreciation and amortization		(20,253)	(10,111)
Total property and equipment, net		$26,318	$22,055
Depreciation and amortization expense was approximately $10.5 million, $6.3 million, and $2.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
We recorded a non-cash impairment charge of $0.1 million for the year ended December 31, 2022 in connection with the sublease of our former corporate headquarters, as we determined a group of assets in the leased space was no longer recoverable. This amount was recorded in general and administrative expenses within the consolidated statement of operations.
Capitalized Internal-Use Software
As of December 31, 2024 and 2023 gross capitalized costs related to internal-use software of $44.2 million and $30.3 million, respectively, were included within property and equipment, net on the balance sheet, and such amounts are amortized on a straight-line basis over the estimated useful life of the software within platform cost of revenue. Amortization expense recorded for the years ended December 31, 2024, 2023, and 2022 was $10.1 million, $5.9 million, and $1.7 million, respectively. Associated with the balances as of December 31, 2024, we expect our annual amortization expense for capitalized internal-use software to be $10.7 million in 2025, $6.3 million in 2026, and $1.8 million in 2027.
We recorded a non-cash impairment charge of $0.6 million during the year ended December 31, 2024 related to a portion of our internal-use software that was non-recoverable. We also recorded a non-cash impairment charge of $0.5 million during the year ended December 31, 2022 related to a portion of our internal-use software that was abandoned. These amounts were recorded in research and development expenses within the consolidated statement of operations.
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
The operating results of Omnivore have been included in our consolidated statement of operations since the acquisition date. Actual results of operations from the date of acquisition through December 31, 2023 and supplemental pro forma revenue and results of operations have not been presented because the effects were not material to the consolidated financial statements.
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
We recorded $0.1 million in transaction related expenses, primarily related to compensation, advisory, legal, valuation, and other professional fees, for the year ended December 31, 2023. The transaction related expenses are recorded primarily within the sales and marketing and general and administrative expenses line items of the consolidated statements of operations.

OLO INC.
Notes to Consolidated Financial Statements
7.Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2022	207,781
Adjustments	—
Balance at December 31, 2023	$207,781
Adjustments	—
Balance at December 31, 2024	$207,781
The gross book value and accumulated amortization of intangible assets, net, as of December 31, 2024 and 2023 were as follows (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	2.94	$14,595	$(7,458)	$7,137
Customer relationships	4.88	10,921	(4,269)	6,652
Trademarks	0.17	486	(478)	8
Balance at December 31, 2024		$26,002	$(12,205)	$13,797

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.94	$14,595	$(5,025)	$9,570
Customer relationships	5.87	10,921	(2,904)	8,017
Trademarks	0.96	486	(335)	151
Balance at December 31, 2023		$26,002	$(8,264)	$17,738
Amortization expense associated with the acquired intangible assets was $3.9 million, $4.0 million, and $3.8 million for the years ended December 31, 2024, 2023, and 2022 respectively.
As of December 31, 2024, estimated amortization related to the identifiable acquisition-related intangible assets expected to be recognized in future periods was as follows (in thousands):

2025	$3,806
2026	3,798
2027	3,515
2028	1,488
2029	1,164
Thereafter	26
Total	$13,797
No goodwill or intangible asset impairment losses were recognized during the years ended December 31, 2024, 2023, or 2022.

OLO INC.
Notes to Consolidated Financial Statements
8.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued delivery service partner fees	$35,841	$39,964
Accrued compensation and benefits	9,733	9,148
Professional and consulting fees	1,303	3,866
Accrued taxes	1,830	1,068
Accrued legal settlements (1)	—	9,000
Sublease liability (2)	—	2,032
Other	5,187	3,162
Total accrued expenses and other current liabilities	$53,894	$68,240

(1) See “Note 14—Commitments and Contingencies” for details.
(2) We received restricted cash on behalf of the subtenant of our former corporate headquarters at One World Trade Center in advance of certain future rental obligations that will be due from the subtenant. See “Note 10—Leases” for more details.
9.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA amended and restated the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”) to, among other things, increase our available aggregate borrowing limit to $70.0 million and to provide the ability to request Banc of California to enter into commitments to increase the credit extensions available to us under the Second Amended and Restated LSA to up to $125.0 million (the “Accordion Facility”). The agreement is set to expire on May 12, 2025, however we intend to execute a new amendment to renew the agreement prior to this expiration.
Borrowings under the Second Amended and Restated LSA accrue interest at a variable annual rate equal to (i) in the case of Formula Advances (as defined in the Second Amended and Restated LSA), the greater of the variable rate of interest, per annum, most recently announced by Banc of California (the “Prime Rate”) or 3.25% or (ii) in the case of Term Loans (as defined in the Second Amended and Restated LSA), the greater of the Prime Rate plus 0.25% or 3.50%. The Second Amended and Restated LSA provides for a success fee payable upon an acquisition of Olo or termination of the Second Amended and Restated LSA (a “Success Fee Trigger”), in an amount equal to: (i) $400,000, if the Success Fee Trigger occurs prior to June 10, 2025; (ii) $200,000, if the Success Fee Trigger occurs on or after June 10, 2025 and prior to June 10, 2026; and (iii) $0, if the Success Fee Trigger occurs on or after June 10, 2026. We are also required to pay a fee of 1.0% of the difference between (i) the highest outstanding principal balance during the term of the Second Amended and Restated LSA and (ii) $3.5 million if a Liquidity Event (as defined in the Second Amended and Restated LSA) occurs during the term and or within 24 months after the termination of the Second Amended and Restated LSA. Our obligations under the Second Amended and Restated LSA are secured by substantially all of our assets, including certain securities owned by us in any subsidiary.
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Prior LSA, as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of December 31, 2024, and expect to remain in compliance for at least the upcoming twelve months.
The Second Amended and Restated LSA also contains events of default that include, among other things, non-payment defaults, covenant defaults, insolvency defaults, cross-defaults to other indebtedness and material obligations,

OLO INC.
Notes to Consolidated Financial Statements
judgment defaults, inaccuracy of representations and warranties, and a material adverse change. Any default that is not cured or waived could result in Banc of California exercising its rights and remedies under the Second Amended and Restated LSA, including, but not limited to, the acceleration of the obligations under the Second Amended and Restated LSA and related documentation, and would permit Banc of California to exercise remedies with respect to all of the collateral that secured such obligations.
Banc of California has the right to terminate its obligation to make further advances to us immediately and without notice upon the occurrence and during the continuance of an event of default. Upon our request, Banc of California will provide us a payoff letter providing for, among other things, repayment of our obligations then outstanding, including the success fee, and for termination of Banc of California’s obligations to make additional credit extensions and termination of the liens under the Second Amended and Restated LSA.
As of December 31, 2024, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of December 31, 2024, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against our letter of credit.
Interest expense related to the line of credit was immaterial for each of the years ended December 31, 2024, 2023, and 2022. Deferred financing costs related to the Second Amended and Restated LSA were capitalized and are included within other current and non-current assets as of December 31, 2024.
10.Leases
Our operating lease portfolio consists of three non-cancelable operating leases of office space and the remaining lease term expiration dates span from January 2025 to May 2030.
In 2024 we abandoned our office lease located at 99 Hudson St, New York, New York before the expiration of the lease term in March 2025 and relocated our corporate headquarters (“Headquarters Lease”) back to One World Trade Center. We recorded an impairment of operating lease right-of-use assets totaling $0.6 million during the year ended December 31, 2024 in connection with the abandonment of the former office space. This amount was recorded in general and administrative expenses within the consolidated statement of operations. Currently, there are no operating leases where we believe it is reasonably certain that we will exercise any option to extend the initial term.
The elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$3,091	$3,815	$3,459
Other lease income	(1,963)	(2,513)	(549)
Total lease costs	$1,128	$1,302	$2,910

OLO INC.
Notes to Consolidated Financial Statements
Other information related to operating leases were as follows (in thousands, except for years and percentages):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the initial measurement of lease liabilities	$3,710	$3,940	$3,606

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (years)	5.34	6.08
Weighted average discount rate	5.53%	5.59%
As of December 31, 2024, the total remaining operating lease payments included in the measurement of lease liabilities were as follows (in thousands):

2025	$3,106
2026	2,960
2027	2,960
2028	2,960
2029	2,960
Thereafter	1,234
Total future minimum lease payments	16,180
Less: imputed interest	(2,196)
Total	$13,984
In 2023, we abandoned our office lease located at 26 Broadway, New York, New York, resulting in a reduction of $0.3 million to operating lease right-of-use assets and operating lease liabilities, respectively and entered into an agreement with our landlord that provided for an early termination of the lease.
We received restricted cash during 2023 on behalf of the subtenant of our headquarters lease in advance of certain rental obligations that were due from the subtenant. The remaining balance we received on behalf of the subtenant of $2.0 million was included in cash and cash equivalents, with an equal and offsetting liability in accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2023. During February 2024, the subtenant surrendered the premises back to us and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.
In August 2022, we entered into a sublease agreement for the headquarters lease. We evaluated the associated assets for impairment, which included the right-of-use asset and furniture and fixtures for the office space. We compared the expected future undiscounted cash flows attributable to the associated assets to the carrying value and determined that they were impaired. Based on this evaluation, we determined that a portion of the right-of-use asset was no longer recoverable and recorded a right-of-use asset impairment charge of $2.2 million for the year ended December 31, 2022. We also determined that furniture and fixtures related to the space were no longer recoverable, and recorded an asset impairment charge for the carrying value of the assets of $0.1 million year ended December 31, 2022. We also recorded broker commission fees of $0.9 million in connection with entering into the sublease. These impairment charges and commission expenses were recorded in general and administrative expenses in the consolidated statement of operations.

OLO INC.
Notes to Consolidated Financial Statements
11.Stockholders’ Equity
Class A common stock and Class B common stock reserved for future issuance consisted of the following:

	As of December 31,
	2024	2023
Shares available for grant under employee stock purchase plan	6,203,493	5,579,991
Shares available for grant under equity incentive plan	29,543,305	25,029,007
Restricted stock units issued and outstanding under equity incentive plan	8,868,310	9,545,036
Performance-based restricted stock units issued and outstanding under equity incentive plan	2,079,376	395,545
Options issued and outstanding under equity incentive plan	18,327,238	21,797,792
Total common stock reserved for future issuance	65,021,722	62,347,371
Repurchases of Common Stock
On September 7, 2022, our Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “2022 Stock Buyback Program”). We completed the 2022 Stock Buyback Program in the second quarter of 2024.
On April 30, 2024, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock (the “2024 Buyback Program”). Under the 2024 Buyback Program, we may repurchase shares of our Class A common stock from time to time on a discretionary basis through open market repurchases, privately negotiated transactions, block purchases, or other means, and such repurchases will be structured to occur in compliance with applicable securities laws. The timing and actual number of shares repurchased, if any, will be determined by the Board of Directors or a committee established by the Board of Directors, depending on a variety of factors, including the Class A common stock price, trading volume, market conditions, our cash flow and liquidity profile, the capital needs of the business, and other considerations. We expect to fund repurchases with existing cash on hand. The 2024 Buyback Program has no expiration date and may be modified, suspended, or terminated at any time by the Board of Directors at its discretion. We have not made any repurchases under the 2024 Buyback Program as of the year ended December 31, 2024.
In addition, open market repurchases of common stock could be made pursuant to our trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would permit us to repurchase common stock at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
The following table summarizes the share repurchase activity of our Class A common stock under the 2022 Stock Buyback Program noted above for the periods presented:

	Total Number of Shares Purchased	Average Price Paid per Share (1)
Repurchases of common stock for the year ended:
December 31, 2022	2,687,592	7.44
December 31, 2023	8,849,632	6.54
December 31, 2024	4,173,999	5.29
Total	15,711,223	6.36

(1) Average price paid per share excludes broker commission fees.
Charitable Contributions
We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $0.8 million as a non-cash general and administrative expense in our consolidated statement of operations for the year ended December 31, 2024.

OLO INC.
Notes to Consolidated Financial Statements
We donated 172,918 shares of our Class A common stock to the Olo for Good Fund at Tides Foundation and recognized $1.1 million for the year ended December 31, 2023.
Through December 31, 2024, we have donated a total of 864,590 shares of our Class A common stock. We expect to donate 1/10th of the total remaining approved shares into the fund annually.
12.Stock-Based Compensation
Equity Incentive Plans
On March 5, 2021, our Board of Directors adopted our 2021 Equity Incentive Plan (“2021 Plan”). Prior to that date, we had established our 2015 Equity Incentive Plan (“2015 Plan”) and 2005 Equity Incentive Plan (“2005 Plan” and collectively with the 2021 Plan and 2015 Plan, the “Plans”). The 2021 Plan serves as the successor to the 2015 Plan and 2005 Plan and provides for the issuance of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, PSUs, and other awards, to employees, directors, consultants, and advisors. Pursuant to the evergreen provisions of the 2021 Plan, the Board of Directors approved an automatic increase of 8,168,075 additional shares of Class A common stock reserved and available for issuance under the 2021 Plan effective as of January 1, 2024.
Stock options under the Plans were granted with contractual terms of up to ten years (or five years if granted to a greater than 10.0% stockholder) and at prices no less than 100.0% of the fair value of the shares on the date of grant; provided, however, that (i) the exercise price of an incentive stock option (“ISO”) and nonqualified stock option (“NSO”) granted to a greater than 10.0% stockholder were not less than 110.0% of the fair value of the shares on the date of grant. Awards granted under the Plans generally vested over four years.
On March 13, 2021, our Board of Directors adopted a non-employee director compensation policy that became effective upon our IPO. The policy provides for annual cash retainers for non-employee directors and an additional cash retainer for those non-employee directors that serve as chairpersons or members of our audit, compensation, nominating and corporate governance, and other committees. Additionally, directors will have the option to receive their annual retainer amounts in cash or equity. Each new non-employee director appointed to the Board of Directors after the IPO date will be granted an initial RSU award with a value of $0.4 million subject to vesting over a three-year period.
As of December 31, 2024 and 2023, the maximum number of shares authorized for issuance to participants under the Plans was 49,484,228 and 40,556,635, respectively. As of December 31, 2024 and 2023, the number of shares available for issuance to participants under the Plans was 29,543,305 and 25,029,007, respectively.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the year ended December 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	9,545,036	$8.70
Granted	4,913,298	5.19
Vested	(3,547,224)	8.75
Forfeited and canceled	(2,042,800)	8.21
Unvested at December 31, 2024	8,868,310	6.85
The total fair value of RSUs vested during year ended December 31, 2024 was $19.8 million. Future stock-based compensation for unvested RSUs awarded as of December 31, 2024 was approximately $56.9 million and is expected to be recognized over a weighted-average period of 2.46 years.

OLO INC.
Notes to Consolidated Financial Statements
Performance-Based Restricted Stock Units
In February 2023, we made grants to executives for the 2023 PSUs that will vest over three years based on the achievement of specified financial targets at the end of a one-year performance period, subject to the executive’s continuous service. The target number of shares underlying the 2023 PSUs was determined based on the higher of (a) the 30-trading day average price preceding the grant date or (b) the floor price as determined by the Compensation Committee of the Board of Directors for the calendar year. Based on the actual financial metrics achieved relative to the target financial metrics for the year ended December 31, 2023, the number of PSUs issued were 103.86% of the target PSUs. Accordingly, 193,366 shares vested for the year ended December 31, 2024 upon meeting the time-based vesting requirement. The remaining eligible shares will vest according to the time-based service requirements, subject to the applicable executive’s continued service as of each vesting date. The fair value of the 2023 PSUs is calculated based on the stock price on the date of grant.
In March 2024, we made additional PSU grants to executives for the market-based Absolute TSR PSUs and Relative TSR PSUs that will vest over approximately three years based upon achievement (a) certain stock price targets and (b) our target TSR, respectively. The Relative TSR PSUs will vest relative to the TSR of companies in the Russell 2000 Index over the specified performance period. In each case, vesting will be subject to the executive’s continuous service through the last day of the applicable performance period. Depending on achievement of the market-based metrics, the number of PSUs issued could range from 0% to 200% of the target PSUs. The fair value of the 2024 PSUs is determined using a Monte Carlo simulation model on the date of the grant.
The following table summarizes the activity for the unvested PSUs during the year ended December 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	395,545	$7.77
Granted	2,089,588	6.89
Vested	(193,366)	7.77
Forfeited and canceled	(212,391)	7.43
Unvested at December 31, 2024	2,079,376	6.08
The total fair value of PSUs vested during the year ended December 31, 2024 was $1.1 million. Future stock-based compensation expense for unvested PSUs awarded as of December 31, 2024 was approximately $9.4 million and is expected to be recognized over a weighted-average period of 1.99 years.
Stock Options
The following summarizes our stock option activity for the periods indicated (in thousands, except share and per share amounts):

	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value
As of December 31, 2023	21,797,792	$4.35	3.69	$59,055
Granted	—	—
Exercised	(2,380,648)	2.56
Forfeited and canceled	(1,089,906)	12.63
Vested and expected to vest as of December 31, 2024	18,327,238	$4.08	2.82	$79,622
Exercisable as of December 31, 2024	18,129,552	$3.97	2.75	$79,622

OLO INC.
Notes to Consolidated Financial Statements
The following table summarizes the weighted-average grant date fair value of options granted, intrinsic value of options exercised, and fair value of options vested for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of options granted	N/A	N/A	$4.87
Intrinsic value of options exercised	$8,403	$30,060	$66,326
Total fair value of options vested	$11,114	$18,368	$26,668
Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2024 was $0.7 million and is expected to be recognized over a weighted-average period of 0.90 years.
Valuation Assumptions
We estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2022
Expected term (in years)	5.24 - 6.00
Volatility	32% - 36%
Risk-free interest rate	1.62% - 2.87%
Dividend yield	0%
Fair value of underlying common stock	$11.07 - $15.75
We elected to use the midpoint practical expedient to calculate the expected term.
2021 Employee Stock Purchase Plan
On March 5, 2021, our Board of Directors and stockholders adopted our employee stock purchase plan (“ESPP”). The ESPP became effective immediately prior to the IPO. The employee stock purchase plan (“ESPP”) was authorized by the Board of Directors for the issuance of 3,900,000 shares of our Class A common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance automatically increase on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1.0% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, or (2) 11,700,000 Class A common stock; provided, that prior to the date of any such increase, our Board of Directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Employees may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our Class A common stock under the ESPP. Our Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per Class A common share equal to the lower of (a) 85% of the fair market value of our Class A common stock on the first trading date of an offering or (b) 85% of the fair market value of our Class A common stock on the date of purchase. The current offering period began in December 2024 and ends in June 2025. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,084,696 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2023. As of December 31, 2024, a total of 6,203,493 shares were available for issuance to employees under the ESPP. For the years ended December 31, 2024, 2023, and 2022, we recorded approximately $0.7 million, $1.2 million, and $1.5 million of compensation expense associated with our ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, SARs, and ESPP charges, by line item within the consolidated statements of operations is as follows (in thousands):

OLO INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Cost of revenue - platform	$5,240	$6,838	$5,457
Cost of revenue - professional services and other	356	672	630
Research and development	11,432	15,055	14,053
General and administrative	19,962	20,813	20,339
Sales and marketing	6,411	7,756	5,545
Restructuring charges	—	1,728	—
Total stock-based compensation expense	$43,401	$52,862	$46,024
13.Income Taxes
The provision for income taxes consists of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax provision:
Federal	$155	$—	$—
State	803	229	238
Total current income tax provision	958	229	238
Deferred income tax provision:
Federal	—	—	(1,151)
State	—	—	(368)
Total deferred income tax benefit	—	—	(1,519)
Total income tax (benefit) provision	$958	$229	$(1,282)
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
State and local taxes, net of federal benefit	1,033.73	0.25	2.23
Acquisition-related deferred tax liability	—	—	3.22
Valuation allowance	(4,647.99)	(24.04)	(17.66)
Stock-based compensation	2,442.63	7.82	6.34
Executive compensation	2,551.99	(5.61)	(7.24)
Other	168.21	0.19	(5.18)
Total provision and effective tax rate	1,569.57%	(0.39)%	2.71%
The difference between income taxes at the U.S. federal statutory income tax rate of 21% and the amounts reported for the year ended December 31, 2024 primarily relates to the full valuation allowance on our deferred tax assets and adjustments for stock-based compensation.

OLO INC.
Notes to Consolidated Financial Statements
Income Taxes
The components of our net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$1,591	$1,526
Operating lease liabilities	3,532	4,269
Stock-based compensation	17,307	15,315
Net operating losses	64,785	72,505
Tax credits	1,026	1,517
Capitalized internal-use software	4,726	2,554
Charitable stock donation	4,125	4,003
Other	1,159	707
Total deferred tax assets	98,251	102,396
Less valuation allowance	(88,810)	(91,630)
Net deferred tax assets	9,441	10,766
Unearned revenue	(339)	(147)
Operating lease right-of-use assets	(2,452)	(3,178)
Intangible assets	(3,434)	(4,438)
Deferred contract costs	(2,843)	(2,676)
Property and equipment	(373)	(327)
Net deferred tax liabilities	(9,441)	(10,766)
Total net deferred tax assets (liabilities)	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry-back and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. Accordingly, a full valuation allowance has been established as of December 31, 2024 and 2023, and no deferred tax assets and related tax benefits have been recognized in the accompanying consolidated financial statements. The valuation allowance decreased $2.8 million during the year ended December 31, 2024 and increased $16.7 million during the year ended December 31, 2023 from the valuation allowances that were recorded as of December 31, 2023 and 2022, respectively. We maintain a full valuation allowance on our net federal and state deferred tax assets for both years ended December 31, 2024 and 2023, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
As of December 31, 2024 and 2023, we had approximately $254.0 million and $287.3 million of federal net operating losses, respectively. Approximately all of the federal net operating losses will have an indefinite life.
As of December 31, 2024 and 2023, we had approximately $198.3 million and $211.4 million of state net operating losses, respectively. Of the state net operating losses, some may follow the Tax Cut and Jobs Act and are indefinite-lived and most are definite-lived with various expiration dates beginning in 2025 through 2043. The federal research and development tax credits are approximately $1.0 million and $1.5 million as of December 31, 2024 and 2023, respectively. The federal research credits will begin to expire in 2039.
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

OLO INC.
Notes to Consolidated Financial Statements
We file U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. We had not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2024, 2023, and 2022. The unrecognized tax benefits at December 31, 2024 and 2023 are not material.
14.Commitments and Contingencies
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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers (the “Securities Class Action”). On December 21, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the class, following which the case was captioned Steamship Trade Association of Baltimore - International Longshoremen’s Association Pension Fund v. Olo Inc., et al. (Case No.1:22-cv-08228-JSR). On August 9, 2023, lead plaintiff filed a second amended complaint asserting claims on behalf of a class composed of all persons who purchased or otherwise acquired our securities between March 17, 2021 and August 11, 2022, inclusive (the “Second Amended Complaint”). The Second Amended Complaint asserts a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Glass, our Chief Executive Officer, and Mr. Benevides, our Chief Financial Officer, as alleged controlling persons. The Second Amended Complaint alleges that defendants made materially false and misleading statements concerning, among other things, our business relationship with the restaurant brand Subway, our financial position, our enterprise market customers, and our publicly disclosed “active locations” counts, and that these alleged false and misleading statements caused losses and damages for members of the class. The Second Amended Complaint seeks unspecified damages, interest, costs and attorneys’ fees, and other unspecified relief that the Court deems appropriate. On August 24, 2023, we filed a motion to dismiss the Second Amended Complaint. On September 26, 2023, the Court issued a summary order granting in part and denying in part our motion to dismiss, dismissing the claims in the Second Amended Complaint to the extent they are premised on misstatements about Subway, our financial prospects, and our prospects in the enterprise market, but permitting the remaining claims concerning our publicly disclosed “active locations” counts to proceed. On December 1, 2023, the Court issued an opinion confirming its September 26, 2023, order granting in part and denying in part our motion to dismiss. Also on December 1, 2023, the Court entered an order certifying a class of stockholders that purchased Olo’s Class A common stock between March 17, 2021 and August 11, 2022. On January 16, 2024, the parties reached an agreement to settle the lawsuit, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. The Court granted final approval of the settlement on June 11, 2024. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement, which was recorded in general and administrative expenses in the consolidated statement of operations. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until all contingencies relating to the insurance recovery have been removed, including an acknowledgment by the insurance company and our determination that recovery of the expected amount is probable. During the year ended December 31, 2024, we recorded $12.1 million in recoveries under this insurance coverage, which was recorded within general and administrative expenses.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770) against certain of our directors and officers based on substantially similar allegations as in the Securities Class Action. On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560-KSJM) (the “Floyd Derivative Complaint”).
On November 16, 2023, Alexander A. Balleh and Neil Ahearne, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Balleh v.

OLO INC.
Notes to Consolidated Financial Statements
Glass, et al. (C.A. No. 2023-1165-KSJM) (the “Balleh Derivative Complaint”) against certain of our directors and officers also based on substantially similar allegations as in the Securities Class Action.
On January 11, 2024, J. Brandon Giuda and Katrina Giuda, alleged Olo stockholders, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of the Chancery of the State of Delaware captioned Giuda v. Glass, et al. (C.A. No. 2024-0025-KSJM) (the “Giuda Derivative Complaint”) against certain of our directors and officers also based on substantially similar allegations as in the Securities Class Action.
On November 13, 2024, the Court consolidated the Floyd Derivative Complaint, the Balleh Derivative Complaint, and the Giuda Derivative Complaint into a single action (the “Consolidated Derivative Action”). On December 2, 2024, plaintiffs in the Consolidated Derivative Action designated an operative complaint (the “Consolidated Derivative Complaint”) against certain of our directors and officers (the “Derivative Defendants”). The Consolidated Derivative Complaint alleges that, beginning in approximately March 2021 through at least November 2023, the Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Consolidated Derivative Complaint asserts a single claim for breaches of fiduciary duty against the Derivative Defendants. The Consolidated Derivative Complaint seeks a judgment against the Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events alleged in the Consolidated Derivative Complaint; awarding us restitution from the Derivative Defendants and ordering disgorgement of all profits, benefits and other compensation obtained by the Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. On January 16, 2025, the Derivative Defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs are due to file an opposition to the motion to dismiss by March 3, 2025.
On May 15, 2024, Richard Scarantino (the “Scarantino Plaintiff”), an alleged Olo stockholder, filed a class action and derivative complaint on behalf of Olo stockholders and on behalf of us as a nominal defendant, in the Court of the Chancery of the State of Delaware captioned Scarantino v. Glass, et al. (C.A. No. 2024-0517-KSJM) (the “Scarantino Complaint”) against our Board of Directors (the “Scarantino Director Defendants”), our Chief Executive Officer (the “Scarantino Officer Defendant”), The Raine Group LLC, RPII Order LLC, and Raine Associates II LP (collectively, “The Raine Group” and together with Olo, the Scarantino Director Defendants, and the Scarantino Officer Defendant, the “Scarantino Defendants”). The Scarantino Complaint alleged that the Director Defendants and Officer Defendant breached their fiduciary duties by authorizing the 2024 Buyback Program, which could result in The Raine Group having majority voting control over Olo. The Scarantino Complaint asserted a direct and a derivative claim for breaches of fiduciary duty against the Scarantino Director Defendants and the Scarantino Officer Defendant. The Scarantino Complaint also asserted that The Raine Group aided and abetted the Scarantino Director Defendants’ and Scarantino Officer Defendant’s breaches of fiduciary duty. On June 11, 2024, our Board of Directors agreed, through unanimous written consent (the “Board Resolutions”) that, among other things, the 2024 Buyback Program shall be carried out in such a way that our repurchases pursuant thereto do not cause The Raine Group’s ownership of Olo’s outstanding voting stock to exceed 49.9% and to take appropriate measures to the best of their ability to ensure that repurchases pursuant to the 2024 Buyback Program do not cause The Raine Group’s ownership of our outstanding voting stock to exceed 49.9%. The Scarantino Plaintiff subsequently agreed that the Board Resolutions would render the Scarantino Complaint moot. On June 12, 2024, the Scarantino Defendants moved to dismiss the Scarantino Complaint. On June 21, 2024, the parties filed a stipulation and proposed order dismissing the Scarantino Complaint with prejudice, which the Court granted on June 24, 2024. The Court retained jurisdiction of the lawsuit solely for the purpose of adjudicating an application for attorneys’ fees in connection with the claims asserted in the Scarantino Complaint. On August 2, 2024, the Court entered a Stipulation and Order providing that the Scarantino Plaintiff’s action will be dismissed with prejudice and the case will be closed, subject to the Company filing an affidavit with the Court confirming that a notice of settlement has been issued. The Company filed an affidavit with the Court on August 6, 2024. We recorded $0.6 million of litigation-related expenses related to this matter for the year ended December 31, 2024. This amount was recorded in general and administrative expenses within the consolidated statement of operations.
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

OLO INC.
Notes to Consolidated Financial Statements
any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Non-cancelable Purchase Commitments
We have $35.5 million of non-cancelable purchase commitments as of December 31, 2024, primarily related to cloud computing, SaaS, in which the commitments are due over the course of the next three years. These purchase commitments are not recorded as liabilities on the consolidated balance sheets as of December 31, 2024 as we have not yet received the related services. The amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fees.
Our future payments under the non-cancelable purchase commitments as of December 31, 2024 were as follows (in thousands):

Year Ended December 31,	Amount
2025	$12,100
2026	12,600
2027	10,600
Thereafter	230
Total future minimum payments	$35,530
15.Business Segments
The CODM uses net loss to assess financial performance and allocate resources. The measure of segment assets is reported on our consolidated balance sheets as total assets. The CODM uses net loss to make key operating decisions, such as the allocation of budget between cost of revenue, research and development, general and administrative and sales and marketing expenses. As of December 31, 2024 and 2023, we did not have assets located outside of the United States and international revenue recognized during the years ended December 31, 2024, 2023, and 2022 was not material.

OLO INC.
Notes to Consolidated Financial Statements
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$284,938	$228,289	$185,404

Less:
Cost of revenue (1)	110,240	73,194	47,891
Research and development (1)	56,053	58,266	59,078
General and administrative (1)	40,508	39,846	41,991
Sales and marketing (1)	45,194	38,723	26,685
Restructuring charges	2,396	6,848	—
Stock-based compensation expense and related payroll tax expense	44,337	52,666	46,865
Capitalized internal-use software and intangible amortization	14,018	9,878	5,446
Certain litigation-related expenses, net of recoveries	(11,431)	21,590	—
Interest income	(19,280)	(17,237)	(4,592)
Other segment items (2)	3,800	2,802	8,008
Net loss	$(897)	$(58,287)	$(45,968)

(1) Amount excludes the following as applicable: Stock-based compensation expense and related payroll tax expense; Capitalized internal-use software and intangible amortization; certain litigation-related expenses, net of recoveries; and other non-significant segment expenses, net.
(2) Includes depreciation from property and equipment of $0.4 million, $0.4 million, and $0.6 million, respectively, for the years ended December 31, 2024, 2023, and 2022, respectively. Other segment items also include items such as non-cash impairments, disposals on assets, charitable donation of class A common stock, certain severance costs, acquisition-related transaction costs, interest expense, other income (expense), net, and provision (benefit) for income taxes.
16.Net Loss per Share Attributable to Common Stockholders
A reconciliation of net loss available to common stockholders and the number of shares in the calculation of basic loss per share is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders—basic and diluted	$(897)	$(58,287)	$(45,968)
Denominator:
Weighted-average Class A and Class B common shares outstanding—basic and diluted	162,608,353	162,993,686	161,303,397
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.01)	$(0.36)	$(0.28)

OLO INC.
Notes to Consolidated Financial Statements
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	18,327,238	21,797,792	29,859,096
Outstanding RSUs and PSUs	10,947,686	9,940,581	4,559,917
Outstanding shares estimated to be purchased under ESPP	177,252	263,601	284,705
Total	29,452,176	32,001,974	34,703,718
17.Restructuring Charges
On September 20, 2024, we announced a reduction of workforce by approximately 9% to reorganize our business to better focus our investments on customer needs and to support our long-term growth objectives (the “2024 Restructuring Plan”).
We incurred charges of $2.4 million in connection with the 2024 Restructuring Plan for the year ended December 31, 2024, consisting of the following: $2.0 million related to severance expense and payroll taxes, and $0.4 million related to other employee benefits. These expenses were recorded within the restructuring charges line item of the consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded within accrued expenses and other current liabilities on the consolidated balance sheets, as of December 31, 2024 (in thousands):

Balance at January 1, 2024	$—
Charges	2,396
Payments	(2,396)
Balance at December 31, 2024	$—
The actions associated with the 2024 Restructuring Plan were fully completed during the year ended December 31, 2024 and we do not expect to incur any material additional charges under this plan.
On June 14, 2023, we announced a workforce reduction impacting approximately 11% of our workforce as part of our efforts to reorganize our business units to better focus our investments on customer needs and to support our long-term growth objectives (the “2023 Restructuring Plan”).
We incurred charges of $6.8 million in connection with the 2023 Restructuring Plan for the year ended December 31, 2023, consisting of the following: $4.5 million related to severance expense and payroll taxes, $1.7 million related to stock-based compensation expense due to the acceleration of equity awards, and $0.6 million related to other employee benefits. These expenses were recorded within the restructuring charges line item of the consolidated statement of operations.
The following table summarizes the restructuring liabilities, which are recorded within accrued expenses and other current liabilities on the consolidated balance sheets, as of December 31, 2023 (in thousands):

Balance at January 1, 2023	$—
Charges	6,848
Payments	(6,848)
Balance at December 31, 2023	$—
The actions associated with the 2023 Restructuring Plan were fully completed during the year ended December 31, 2023 and we do not expect to incur any material additional charges under this plan.

OLO INC.
Notes to Consolidated Financial Statements
18.Related Party Transactions
Two of our board members have ownership interests in companies to which we provide services, including our chief executive officer who serves on the board of directors of one of these companies and receives an annual cash retainer for service on such board. During the years ended December 31, 2024, 2023, and 2022, we generated approximately $2.2 million, $1.5 million, and $1.0 million of revenue, respectively, from these customers. As of December 31, 2024 and 2023, the outstanding accounts receivable from the related parties was $0.8 million and $0.6 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, our management has concluded that our internal control over financial reporting was effective at December 31, 2024.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, other than as described in the statements below, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On November 12, 2024, Zuhairah Washington, a member of our Board of Directors, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act that provides for the sale of an aggregate of up to 11,000 shares of our Class A common stock pursuant to the terms of the plan. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

RSU Amendments

The following is intended to provide the required disclosure pursuant to Item 5.02(e) of Form 8-K.

On February 21, 2025, the Compensation Committee of our Board of Directors approved amendments to all RSUs, including any performance-based RSUs, that provide for time-based vesting, the Time RSUs, of Peter Benevides, our Chief Financial Officer, pursuant to the Company’s 2021 Equity Incentive Plan, as amended, the 2021 Plan. The amendments to the Time RSUs amend the vesting schedule to provide for certain single-trigger acceleration benefits, such that 100% of any then-outstanding and unvested Time RSUs shall be deemed vested in full immediately prior to a Change in Control (as defined in the 2021 Plan), subject to the Mr. Benevides’ Continuous Service (as defined in the 2021 Plan) with the Company through the consummation of such Change in Control.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, Audit Committee, and Code of Conduct, will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented a process for the company that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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
February 19, 2021

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40213) filed on February 25, 2022).	February 25, 2022

10.1+	Separation Agreement and Release, by and between Registrant and Diego Panama, dated January 21, 2025.	Filed herewith

10.2+	Advisor Agreement, by and between Registrant and Diego Panama, dated January 21, 2025.	Filed herewith

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
February 19, 2021

10.14+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.15+	Executive Bonus Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 15, 2021).	March 15, 2021

10.16† #
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

10.18
First Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Pacific Western Bank, dated April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 10, 2021).
August 10, 2021

10.19#
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

10.21
Third Amendment and Joinder to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated December 9, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K (File No. 001-40213) filed on February 25, 2022).
February 25, 2022

10.22+
Amended and Restated Employment Agreement, by and between Registrant and Peter Benevides, dated January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.23
Fourth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated January 13, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.24
Fifth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated March 3, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 10, 2022).
May 10, 2022

10.25†
Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Pacific Western Bank, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on June 15, 2022).
June 15, 2022

10.26+
Separation Agreement and Release, by and between Registrant and Marty Hahnfeld, dated May 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.27+
Advisor Agreement, by and between Registrant and Marty Hahnfeld, dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.28+
Employment Agreement, by and between Registrant and Diego Panama, dated April 26, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.29
Sixth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, and Pacific Western Bank, dated May 9, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.30#
First Amendment to the Restated Delivery Network Agreement, by and between Registrant and DoorDash, Inc, dated July 30, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.31#
Second Amendment to the Restated Delivery Network Agreement, by and between Registrant and DoorDash, Inc., dated April 4, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 11, 2022).
August 11, 2022

10.32+
Separation Agreement and Release, by and between the Registrant and Nithya B. Das, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No, 001-40213) filed on May 9, 2023).
May 9, 2023

10.33+†
Forms of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 9, 2023).
May 9, 2023

10.34+
Employment Agreement, by and between Registrant and Robert Morvillo, dated April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.35#
First Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Pacific Western Bank, dated April 18, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.36+
Employment Agreement, by and between Registrant and Joanna Lambert, dated May 23, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.37+
Employment Agreement, by and between Registrant and Sherri Manning, dated June 20, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-40213) filed on August 1, 2023).
August 1, 2023

10.38#
DoorDash Data License Addendum, by and between the Registrant and DoorDash, Inc., dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No, 001-40213) filed on November 6, 2023).
November 6, 2023

10.39+
Amended and Restated Non-Employee Director Compensation Policy, dated November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-40213) filed on February 21, 2024).
February 21, 2024

10.40#
Third Amendment to the Restated Delivery Network Agreement, by and between the Registrant and DoorDash, Inc., effective March 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on May 7, 2024).
May 7, 2024

10.41#
Second Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Banc of California, dated April 25, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on July 31, 2024).
July 31, 2024

10.42+
Amended and Restated Non-Employee Director Compensation Policy, dated July 31, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40213) filed on November 7, 2024).
November 7, 2024

19.1	Insider Trading Policy of the registrant.	Filed herewith

21.1	List of subsidiaries of the registrant.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97	Compensation Recovery Policy, dated November 27, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K (File 001-40213) filed on February 21, 2024).	February 21, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
_____________________________

+	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Olo Inc.

February 25, 2025	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

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

February 25, 2025	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer); Director
February 25, 2025	____________________/s/ Peter Benevides_____________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)
February 25, 2025	___________________/s/ David Cancel_____________________ David Cancel Director
February 25, 2025	___________________/s/ Brandon Gardner_____________________ Brandon Gardner Director
February 25, 2025	_____________________/s/ David Frankel_____________________ David Frankel Director
February 25, 2025	_____________________/s/ Lee Kirkpatrick___________________ Lee Kirkpatrick Director
February 25, 2025	_____________________/s/ Daniel Meyer_____________________ Daniel Meyer Director
February 25, 2025	_____________________/s/ Colin Neville_____________________ Colin Neville Director
February 25, 2025	__________________/s/ Linda Rottenberg_____________________ Linda Rottenberg Director
February 25, 2025	_______________/s/ Zuhairah Washington_____________________ Zuhairah Washington Director