Form 10-Q
period 2025-03-31
Olo Inc.
filed 2025-05-08
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2025, 117,844,667 shares of the registrant’s Class A common stock and 49,353,295 shares of registrant’s Class B common stock were outstanding.

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
•the effects of public health crises, macroeconomic conditions such as inflation and fluctuating interest rates, tariffs, shifts in consumer preferences, geopolitical instability, changes in governmental policies, regulations, and resources, and overall market uncertainty;
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
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$287,488	$286,757
Short-term investments	70,984	73,978
Accounts receivable, net of expected credit losses of $4,900 and $4,592, respectively	72,908	61,589
Contract assets	1,000	892
Deferred contract costs	5,849	5,635
Prepaid expenses and other current assets	20,987	19,470
Total current assets	459,216	448,321
Property and equipment, net of accumulated depreciation and amortization of $23,511 and $20,253, respectively	25,861	26,318
Intangible assets, net of accumulated amortization of $13,162 and $12,205, respectively	12,840	13,797
Goodwill	207,781	207,781
Contract assets, noncurrent	902	826
Deferred contract costs, noncurrent	5,264	5,621
Operating lease right-of-use assets	9,254	9,709
Long-term investments	43,371	42,376
Other assets, noncurrent	90	27
Total assets	$764,579	$754,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540	$1,431
Accrued expenses and other current liabilities	51,186	53,894
Unearned revenue	3,938	1,869
Operating lease liabilities, current	2,257	2,400
Total current liabilities	57,921	59,594
Unearned revenue, noncurrent	386	375
Operating lease liabilities, noncurrent	11,000	11,584
Total liabilities	69,307	71,553
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at March 31, 2025 and December 31, 2024; 116,811,462 and 115,635,624 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at March 31, 2025 and December 31, 2024; 50,307,240 and 50,307,240 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	167	166
Preferred stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	909,887	899,754
Accumulated deficit	(214,920)	(216,726)
Accumulated other comprehensive income	138	29
Total stockholders’ equity	695,272	683,223
Total liabilities and stockholders’ equity	$764,579	$754,776
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Platform	$79,231	$65,765
Professional services and other	1,449	746
Total revenue	80,680	66,511
Cost of revenue:
Platform	35,596	28,328
Professional services and other	770	975
Total cost of revenue	36,366	29,303
Gross Profit	44,314	37,208
Operating expenses:
Research and development	17,108	16,999
General and administrative	15,790	12,756
Sales and marketing	13,832	14,613
Total operating expenses	46,730	44,368
Loss from operations	(2,416)	(7,160)
Other income, net:
Interest income	4,197	4,907
Interest expense	(15)	(69)
Other income, net	122	3
Total other income, net	4,304	4,841
Income (loss) before income taxes	1,888	(2,319)
Provision for income taxes	82	37
Net income (loss)	$1,806	$(2,356)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted-average Class A and Class B common shares outstanding:
Basic	166,330,328	162,320,759
Diluted	178,703,591	162,320,759

The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,806	$(2,356)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	109	(129)
Total other comprehensive income (loss)	109	(129)
Comprehensive income (loss)	$1,915	$(2,485)
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	165,942,864	$166	$899,754	$(216,726)	$29	$683,223
Issuance of common stock on exercise of stock options	140,356	—	320	—	—	320
Vesting of restricted and performance-based restricted stock units	1,035,482	1	(1)	—	—	—
Stock-based compensation	—	—	9,814	—	—	9,814
Other comprehensive income	—	—	—	—	109	109
Net income	—	—	—	1,806	—	1,806
Balance as of March 31, 2025	167,118,702	$167	$909,887	$(214,920)	$138	$695,272

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock on exercise of stock options	469,841	1	1,144	—	—	1,145
Vesting of restricted and performance-based stock units	812,602	1	(1)	—	—	—
Repurchase of common stock	(2,799,891)	(3)	(15,287)	—	—	(15,290)
Stock-based compensation	—	—	11,602	—	—	11,602
Other comprehensive loss	—	—	—	—	(129)	(129)
Net loss	—	—	—	(2,356)	—	(2,356)
Balance as of March 31, 2024	161,844,065	$162	$864,610	$(218,185)	$(144)	$646,443
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$1,806	$(2,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,243	3,103
Stock-based compensation	9,435	10,840
Provision for expected credit losses	821	1,433
Non-cash lease expense	455	650
Other non-cash operating activities, net	(195)	(548)
Changes in operating assets and liabilities:
Accounts receivable	(12,139)	(3,553)
Contract assets	(184)	(23)
Prepaid expenses and other current and noncurrent assets	(1,581)	(104)
Deferred contract costs	143	(178)
Accounts payable	(890)	(2,531)
Accrued expenses and other current liabilities	(2,719)	(1,109)
Operating lease liabilities	(727)	(695)
Unearned revenue	2,080	1,207
Other liabilities, noncurrent	—	(109)
Net cash provided by operating activities	548	6,027
Investing activities
Purchases of property and equipment	(93)	(68)
Capitalized internal-use software	(2,356)	(3,149)
Purchases of investments	(29,967)	(34,531)
Sales and maturities of investments	32,270	26,732
Net cash used in investing activities	(146)	(11,016)
Financing activities
Cash received for employee payroll tax withholdings	2,654	1,889
Cash paid for employee payroll tax withholdings	(2,645)	(1,876)
Proceeds from exercise of stock options	320	1,133
Repurchase of common stock	—	(15,290)
Net cash provided by (used in) financing activities	329	(14,144)
Net increase (decrease) in cash and cash equivalents	731	(19,133)
Cash and cash equivalents, beginning of period	286,757	278,218
Cash and cash equivalents, end of period	$287,488	$259,085

Supplemental disclosure of non-cash investing and financing activities
Employee receivables for options exercised	$—	$12
Purchase of property and equipment	$—	$36
Capitalization of stock-based compensation for internal-use software	$379	$762
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
2.Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The December 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but may not include all disclosures including certain footnotes required by U.S. GAAP on an annual reporting basis.
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of March 31, 2025, our results of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 and our cash flows for the three months ended March 31, 2025 and 2024, respectively. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. All intercompany balances and transactions have been eliminated in consolidation.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three months ended March 31, 2025, no individual customer accounted for more than 10% of our revenue. For the three months ended March 31, 2024, one customer accounted for 11% of our revenue.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2025
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$30,374	$1,449	$31,823
Transferred at a point in time	48,857	—	48,857
Total revenue	$79,231	$1,449	$80,680

	Three Months Ended March 31, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$25,717	$746	$26,463
Transferred at a point in time	40,048	—	40,048
Total revenue	$65,765	$746	$66,511

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. We record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.9 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively.
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the three months ended March 31, 2025, we recognized $0.8 million of revenue related to contracts that were included in unearned revenue at December 31, 2024.
As of March 31, 2025, our remaining performance obligations were approximately $46.0 million, approximately 55% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2024	$11,256
Capitalization of deferred contract costs	2,966
Amortization of deferred contract costs	(3,109)
Balance at March 31, 2025	$11,113
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Level 3 inputs: Based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Cost	Net Unrealized Gains	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$156,045	$—	$156,045	$156,045	$—	$—
Level 1:
Money market funds	125,128	—	125,128	125,128	—	—
Commercial paper	9,101	4	9,105	2,195	6,910	—
Subtotal	134,229	4	134,233	127,323	6,910	—
Level 2:
Certificates of deposit	26,356	11	26,367	4,120	22,247	—
U.S. Government and agency securities	45,577	62	45,639	—	23,465	22,174
Corporate bonds	39,498	61	39,559	—	18,362	21,197
Subtotal	111,431	134	111,565	4,120	64,074	43,371
Level 3:	—	—	—	—	—	—
Total	$401,705	$138	$401,843	$287,488	$70,984	$43,371

	As of December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$151,820	$—	$151,820	$151,820	$—	$—
Level 1:
Money market funds	133,739	—	133,739	133,739	—	—
Commercial paper	7,923	6	7,929	1,198	6,731	—
Subtotal	141,662	6	141,668	134,937	6,731	—
Level 2:
Certificates of deposit	23,291	13	23,304	—	23,304	—
U.S. Government and agency securities	45,668	(13)	45,655	—	23,660	21,995
Corporate bonds	40,641	23	40,664	—	20,283	20,381
Subtotal	109,600	23	109,623	—	67,247	42,376
Level 3:	—	—	—	—	—	—
Total	$403,082	$29	$403,111	$286,757	$73,978	$42,376
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the three months ended March 31, 2025. During the year ended December 31, 2024, we recorded a non-cash impairment charge of $0.6 million related to a portion of our internal-use software that was non-recoverable. This amount was recorded in research and development expenses. In addition, we recorded a non-cash impairment charge of $0.6 million related to our operating lease right-of-use assets, as we committed in June 2024 to our plan to abandon our prior office space, and we relocated our corporate headquarters back to One World Trade Center in July 2024. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
5.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued delivery service partner fees	$36,920	$35,841
Accrued compensation and benefits	5,966	9,733
Professional and consulting fees	2,854	1,303
Accrued taxes	1,958	1,830
Other	3,488	5,187
Total accrued expenses and other current liabilities	$51,186	$53,894
6.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. We were in compliance with these covenants as of March 31, 2025. Effective May 7, 2025, we entered into an agreement to extend the maturity date of the Second Amended and Restated LSA through May 12, 2027 under substantially the same terms.
As of March 31, 2025, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of March 31, 2025, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
7.Stockholders’ Equity
Repurchases of Common Stock
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
We have not made any repurchases under the 2024 Buyback Program as of March 31, 2025.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
8.Stock-Based Compensation
The 2021 Equity Incentive Plan (“2021 Plan”) provides for the issuance of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other awards, to employees, directors, consultants, and advisors. Pursuant to the evergreen provisions of the 2021 Plan, the Board of Directors approved an automatic increase of 8,297,143 additional shares of Class A common stock reserved and available for issuance under the 2021 Plan effective as of January 1, 2025.
As of March 31, 2025 and December 31, 2024 the maximum number of shares authorized for issuance to participants under the 2021 Plan was 57,782,051 and 49,484,228, respectively. As of March 31, 2025 and December 31, 2024, the number of shares available for issuance to participants under the 2021 Plan was 36,732,337 and 29,543,305, respectively.
Stock-based compensation expense is recognized over the requisite service period using either the straight-line method or the accelerated attribution method (depending on the award), and is adjusted based on actual forfeitures as necessary.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the three months ended March 31, 2025:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	8,868,310	$6.85
Granted	856,576	6.90
Vested	(1,015,422)	7.90
Forfeited and canceled	(206,661)	7.15
Unvested at March 31, 2025	8,502,803	$6.72
Future stock-based compensation expense for unvested RSUs awarded as of March 31, 2025 was approximately $53.3 million and is expected to be recognized over a weighted-average period of 2.31 years.
Performance-Based Restricted Stock Units
In March 2025, we made PSU grants to executives (“2025 PSUs”) that will vest based upon the achievement of our total shareholder return (“TSR”) relative to the TSR of a selected group of peer companies over a three-year performance period, subject to the executive’s continuous service through the last day of the performance period. Depending on achievement of the market-based metrics, the number of PSUs issued could range from 0% to 200% of the target PSUs. The fair value of the 2025 PSUs is determined using a Monte Carlo simulation model on the date of the grant.
In March 2024, we made PSU grants to executives (“2024 PSUs”) that will vest over approximately three years based upon achievement of either (a) certain Company stock price targets or (b) our TSR relative to the TSR of companies in the Russell 2000 Index over the specified performance period, in each case, subject to the executive’s continuous service through the last day of the applicable performance period. Depending on achievement of the market-based metrics, the number of PSUs issued could range from 0% to 200% of the target PSUs. The fair value of the 2024 PSUs is determined using a Monte Carlo simulation model on the date of the grant.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested PSUs during the three months ended March 31, 2025:

	PSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	2,094,164	$6.08
Granted	472,950	10.07
Vested	(20,060)	7.77
Forfeited and canceled	(11,524)	6.89
Unvested at March 31, 2025	2,535,530	$7.52
Future stock-based compensation expense for unvested PSUs as of March 31, 2025 was approximately $12.8 million and is expected to be recognized over a weighted-average period of 1.98 years.
Employee Stock Purchase Plan
The employee stock purchase plan (“ESPP”) current offering period began in December 2024 and ends in June 2025. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,156,356 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2025. As of March 31, 2025, a total of 7,359,849 shares are available for issuance to employees under the ESPP. For the three months ended March 31, 2025 and 2024, we recorded approximately $0.2 million and $0.2 million of compensation expense associated with our ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue - platform	$1,018	$1,511
Cost of revenue - professional services and other	75	125
Research and development	2,058	3,021
General and administrative	4,769	4,680
Sales and marketing	1,515	1,503
Total stock-based compensation expense	$9,435	$10,840
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of 4.34% and (1.61)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. Although we maintain a full valuation allowance on our net federal and state deferred tax assets, the benefit of net operating losses carried forward and tax credits have been recognized in the current period to offset taxable income. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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
We determined that we do not have any uncertain positions that would result in a tax reserve for each of the three months ended March 31, 2025 and 2024. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.
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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers (the “Securities Class Action”). On January 16, 2024, the parties reached an agreement to settle the Securities Class Action, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement, which was recorded in general and administrative expenses in the consolidated statement of operations. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until we have determined that recovery of the expected amount is probable. During the three months ended March 31, 2024, we recorded $1.6 million in recoveries which became probable under our insurance coverage and was recorded within general and administrative expenses. The Court granted final approval of the full settlement amount on June 11, 2024. On March 18, 2025, the Court entered a class distribution order governing the final distribution of the settlement funds.
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
On November 13, 2024, the Court consolidated the Floyd Derivative Complaint, the Balleh Derivative Complaint, and the Giuda Derivative Complaint into a single action (the “Consolidated Derivative Action”). On December 2, 2024, plaintiffs in the Consolidated Derivative Action designated an operative complaint (the “Consolidated Derivative Complaint”) against certain of our directors and officers (the “Derivative Defendants”). The Consolidated Derivative Complaint alleges that, beginning in approximately March 2021 through at least November 2023, the Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Consolidated Derivative Complaint asserts a single claim for breaches of fiduciary duty against the Derivative Defendants. The Consolidated Derivative Complaint seeks a judgment against the Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
alleged in the Consolidated Derivative Complaint; awarding us restitution from the Derivative Defendants and ordering disgorgement of all profits, benefits and other compensation obtained by the Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. On January 16, 2025, the Derivative Defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on March 3, 2025, and the Derivative Defendants filed a reply in further support of the motion to dismiss on April 1, 2025. The Court has set a hearing date on the motion to dismiss for September 16, 2025.
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
Non-cancelable Purchase Commitments
During the three months ended March 31, 2025, there were no material changes to the Company’s non-cancelable purchase commitments disclosed in the Annual Report on Form 10-K filed with the SEC on February 25, 2025.
Leases
There was no sublease income for the three months ended March 31, 2025. Sublease income was $0.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the subtenant of our corporate headquarters at One World Trade Center surrendered the premises back to us, and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.
11.Business Segments
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
The CODM uses net loss to assess financial performance and allocate resources. The measure of segment assets is reported on our consolidated balance sheets as total assets. The CODM uses net loss to make key operating decisions, such as the allocation of budget between cost of revenue, research and development, general and administrative and sales and marketing expenses. As of March 31, 2025 and 2024, we did not have assets located outside of the United States and international revenue recognized during the three months ended March 31, 2025 and 2024 was not material.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$80,680	$66,511
Less:
Cost of revenue (1)	31,507	24,976
Research and development (1)	14,902	13,865
General and administrative (1)	10,865	9,338
Sales and marketing (1)	11,879	12,715
Stock-based compensation expense and related payroll tax expense	9,832	11,128
Capitalized internal-use software and intangible amortization	4,111	3,021
Certain litigation-related expenses, net of recoveries	—	(1,372)
Interest income	(4,197)	(4,907)
Other segment items (2)	(25)	103
Net income (loss)	$1,806	$(2,356)

(1) Amount includes depreciation from property and equipment for the three months ended March 31, 2025 and 2024, which collectively totaled $0.1 million, and $0.1 million, respectively. Amount excludes the following as applicable: Stock-based compensation expense and related payroll tax expense; Capitalized internal-use software amortization, intangible amortization and depreciation; certain litigation-related expenses, net of recoveries; and other non-significant segment expenses, net.
(2) Other segment items also include items (as applicable) such as interest expense, other income (expense), net, and provision (benefit) for income taxes.
12.Net Income (Loss) per Share Attributable to Common Stockholders
A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$1,806	$(2,356)
Denominator:
Weighted-average common shares outstanding—basic	166,330,328	162,320,759
Dilutive effect of outstanding stock-based compensation awards	12,373,263	—
Weighted-average common shares outstanding—diluted	178,703,591	162,320,759

Net income (loss) per share––basic	$0.01	$(0.01)
Net income (loss) per share—diluted	$0.01	$(0.01)

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following weighted average potential common shares and absolute potential common shares for three months ended March 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	4,007,764	21,065,578
Outstanding RSUs and PSUs	4,624,716	11,415,747
Outstanding shares estimated to be purchased under ESPP	217,513	244,108
Total	8,849,993	32,725,433

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including, but not limited to, statements with respect to our transaction volumes, our net revenue retention, our costs and expenses, and new and existing customer adoption and growth of modules and multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or SEC, on February 25, 2025, and our other filings with the SEC.
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and full-stack payment programs and enables brands to collect, analyze, and act on data to drive more personalized guest experiences and profitable traffic. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2.5 million orders per day, and more than 95 million guests have transacted on our platform. As of March 31, 2025, our customer base included more than 750 restaurant brands, representing approximately 88,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
As a result of our ability to meet restaurant brands’ growing needs, gross merchandise volume, or GMV, which we define as the gross value of orders processed through our platform, has increased on an annual basis, reaching approximately $29 billion during the year ended December 31, 2024. Gross payment volume, or GPV, which we define as the gross volume of payments processed through Olo Pay payment processing solution, has reached $2.8 billion during the year ended December 31, 2024. Management uses GMV and GPV metrics to assess demand for our products. We also believe these metrics provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.
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

•Pay. A fully-integrated, payments platform, enabling restaurants to improve operations through unified payment processing management and reporting across digital and on-premise transactions, and advanced fraud prevention; and
•Engage. A suite of marketing solutions that enable restaurants to aggregate and store guest data from Olo Order, Olo Pay, and other sources, segment it based on guest behavior, and deliver personalized marketing messages to guests that help enhance the restaurant’s direct guest relationship and increase restaurant traffic.
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
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer experience, and implementation teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention was 111% for the three months ended March 31, 2025. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
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
Key Factors Affecting Our Performance
The following summarizes selected key performance indicators for the three months ended, or as of, each of the dates presented.

	Three Months Ended March 31,
	2025	2024
Average Revenue Per Unit	$911	$816
Ending Active Locations	88,000	81,000
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
Another metric used to demonstrate the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention, which compares our revenue from the same set of active customers in one period to the prior year period. An active customer is a specific restaurant brand that utilizes one or more of our modules in a given quarterly period. We calculate dollar-based net revenue retention as of a period-end by starting with the prior period revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. We believe that net revenue retention is an important metric to our investors, demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships. For the quarter ended March 31, 2025, net revenue retention was 111%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Catering+.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 750 existing brands across approximately 88,000 active locations as of March 31, 2025. We define an active location as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 88,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.
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
Grow Our Ecosystem
We plan to expand our current ecosystem of third-party partners to better support our customers. Our platform is highly configurable and deeply embedded into our customers’ disparate existing infrastructures. Our platform seamlessly integrates with technology providers across the restaurant ecosystem, including most POS systems, DSPs, OSPs, aggregators, payment processors, loyalty programs, on-premise ordering providers, kitchen display systems, labor management providers, inventory management providers, and reservation and customer relationship management platforms. We believe that we can leverage these unique partnerships to deliver additional value to our customers. We see opportunity to continue to invest in and expand our ecosystem of compatible third-party technology providers to allow us to service a broader network of restaurant brands. We believe that these technology partnerships make us a critical component for restaurant brands looking to enhance their digital ordering and delivery platforms. Our future success is dependent on our ability to continue to integrate with third-party technology providers in the restaurant ecosystem.
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

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Platform	$79,231	$65,765
Professional services and other	1,449	746
Total revenue	80,680	66,511
Cost of revenue:
Platform (1)	35,596	28,328
Professional services and other (1)	770	975
Total cost of revenue	36,366	29,303
Gross Profit	44,314	37,208
Operating expenses:
Research and development (1)	17,108	16,999
General and administrative (1)	15,790	12,756
Sales and marketing (1)	13,832	14,613
Total operating expenses	46,730	44,368
Loss from operations	(2,416)	(7,160)
Other income, net:
Interest income	4,197	4,907
Interest expense	(15)	(69)
Other income, net	122	3
Total other income, net	4,304	4,841
Income (loss) before income taxes	1,888	(2,319)
Provision for income taxes	82	37
Net income (loss)	$1,806	$(2,356)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue - platform	$1,018	$1,511
Cost of revenue - professional services and other	75	125
Research and development	2,058	3,021
General and administrative	4,769	4,680
Sales and marketing	1,515	1,503
Total stock-based compensation expense	$9,435	$10,840

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue:
Platform	98.2%	98.9%
Professional services and other	1.8	1.1
Total revenue	100.0	100.0
Cost of revenue:
Platform	44.1	42.6
Professional services and other	1.0	1.5
Total cost of revenue	45.1	44.1
Gross Profit	54.9	55.9
Operating expenses:
Research and development	21.2	25.6
General and administrative	19.6	19.2
Sales and marketing	17.1	22.0
Total operating expenses	57.9	66.7
Loss from operations	(3.0)	(10.8)
Other income, net:
Interest income	5.2	7.4
Interest expense	0.0	(0.1)
Other (expense) income	0.2	0.0
Total other income, net	5.3	7.3
Loss before income taxes	2.3	(3.5)
Provision for income taxes	0.1	0.1
Net loss	2.2%	(3.5)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue:
Platform	$79,231	$65,765	$13,466	20.5%
Professional services and other	1,449	746	703	94.2
Total Revenue	$80,680	$66,511	$14,169	21.3%
Platform
Total platform revenue increased $13.5 million, or 20.5%, to $79.2 million for the three months ended March 31, 2025 from $65.8 million for the three months ended March 31, 2024. This increase was primarily the result of increases in Olo Pay volume, combined with higher Order revenue from customers. Average revenue per unit increased to approximately $911 for the three months ended March 31, 2025 from approximately $816 for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, 38.3% and 39.1% of our platform revenue was subscription revenue, respectively, and 61.7% and 60.9% was transaction revenue, respectively. Active locations increased to approximately 88,000 as of March 31, 2025 from approximately 81,000 as of March 31, 2024.
Professional Services and Other
Total professional services and other revenue increased $0.7 million, or 94.2%, to $1.4 million for the three months ended March 31, 2025 from $0.7 million for the three months ended March 31, 2024. This increase was driven by an increase in fees from professional and consulting services provided during the three months ended March 31, 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$35,596	$28,328	$7,268	25.7%
Professional services and other	770	975	(205)	(21.0)
Total cost of revenue	$36,366	$29,303	$7,063	24.1%
Percentage of revenue:
Platform	44.1%	42.6%
Professional services and other	1.0	1.5
Total cost of revenue	45.1%	44.1%
Gross Profit	$44,314	$37,208	$7,106	19.1%
Gross Margin	54.9%	55.9%
Platform
Total platform cost of revenue increased $7.3 million, or 25.7%, to $35.6 million for the three months ended March 31, 2025 from $28.3 million for the three months ended March 31, 2024. This increase was primarily the result of higher transaction processing costs associated with the increased volume of Olo Pay and increased amortization of capitalized internal-use software.

Professional Services and Other
Total professional services and other cost of revenue decreased $0.2 million, or 21.0%, to $0.8 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. This decrease was primarily the result of reduced third party consulting costs and a decrease in compensation costs during the three months ended March 31, 2025.
Gross Profit
Gross profit increased $7.1 million to $44.3 million for the three months ended March 31, 2025, from $37.2 million for the three months ended March 31, 2024. Gross margin decreased to 54.9% for the three months ended March 31, 2025 from 55.9% for the three months ended March 31, 2024. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by the percentage of revenue increase of Olo Pay, which yields lower margins than other modules.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$17,108	$16,999	$109	0.6%
Percentage of total revenue	21.2%	25.6%
Research and development expense increased $0.1 million, or 0.6%, to $17.1 million for the three months ended March 31, 2025 from $17.0 million for the three months ended March 31, 2024. This increase was the result of increased third-party consulting costs during the three months ended March 31, 2025, partially offset by cost savings stemming from our workforce reduction in 2024.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$15,790	$12,756	$3,034	23.8%
Percentage of total revenue	19.6%	19.2%
General and administrative expense increased $3.0 million, or 23.8%, to $15.8 million for the three months ended March 31, 2025 from $12.8 million for the three months ended March 31, 2024. This increase was primarily driven by the impact of litigation-related insurance recoveries and the lease termination benefit recorded during the three months ended March 31, 2024, combined with an increase in third-party professional fees. This was partially offset by a decrease in bad debt expense.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$13,832	$14,613	$(781)	(5.3)%
Percentage of total revenue	17.1%	22.0%
Sales and marketing expense decreased $0.8 million, or 5.3%, to $13.8 million for the three months ended March 31, 2025 from $14.6 million for the three months ended March 31, 2024. This decrease was primarily the result of reduced headcount stemming from our workforce reduction in 2024.

Other Income, Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,197	$4,907	$(710)	(14.5)%
Percentage of total revenue	5.2%	7.4%
Interest expense	$(15)	$(69)	$54	(78.3)%
Percentage of total revenue	—%	(0.1)%
Other income, net	$122	$3	$119	3966.7%
Percentage of total revenue	0.2%	—%
Total other income, net	$4,304	$4,841	$(537)	(11.1)%
Percentage of total revenue	5.3%	7.3%
Other income for the three months ended March 31, 2025 was primarily driven by income earned on our investments and money-market funds. The decrease in interest income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by a decrease in interest rates.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$82	$37	$45	121.6%
Percentage of total revenue	0.1%	0.1%
Provision for income taxes for the three months ended March 31, 2025 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities, totaling $401.8 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
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
Credit Facility
As of March 31, 2025, we had $68.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Banc of California (formerly known as Pacific Western Bank), or the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of March 31, 2025, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against any of our letters of credit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$548	$6,027
Net cash used in investing activities	$(146)	$(11,016)
Net cash provided by (used in) financing activities	$329	$(14,144)

Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $0.5 million, primarily due to a net income of $1.8 million adjusted for non-cash charges of $14.8 million, partially offset by a net decrease attributable to our operating assets and liabilities of $16.0 million. The non-cash adjustments primarily relate to stock-based compensation charges of $9.4 million and depreciation and amortization expense of $4.2 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $12.1 million due primarily to timing of collections, a decrease in accrued expenses of $2.7 million related primarily to the payment of accrued compensation and payment of fees owed to delivery service providers and vendors.
For the three months ended March 31, 2024, net cash provided by operating activities was $6.0 million, primarily due to net loss of $2.4 million adjusted for non-cash charges of $15.5 million, and a net decrease attributable to our operating assets and liabilities of $7.1 million. The non-cash adjustments primarily relate to stock-based compensation charges of $10.8 million and depreciation and amortization expense of $3.1 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $3.6 million due primarily to timing of collections and a decrease in accounts payable of $2.5 million due to the timing of payments to vendors.
Investing Activities
Cash used in investing activities was $0.1 million during the three months ended March 31, 2025, primarily due to $2.4 million for the development of capitalized internal-use software to support further product development, and $2.3 million of net sales of investments.
Cash used in investing activities was $11.0 million during the three months ended March 31, 2024, primarily due to $7.8 million of net purchases of investments and $3.1 million for the development of capitalized internal-use software to support further product development.
Financing Activities
Cash provided by financing activities was $0.3 million during the three months ended March 31, 2025, related to $0.3 million of net proceeds from the exercise of stock options.
Cash used in financing activities was $14.1 million during the three months ended March 31, 2024, primarily driven by $15.3 million of stock repurchases under the share repurchase program authorized in 2022 and completed in the second quarter of 2024, partially offset by $1.1 million of net proceeds from the exercise of stock options.
Material Cash Requirements
There were no material changes in our material cash requirements during the three months ended March 31, 2025 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. See “Note 10—Leases” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our Annual Report on Form 10-K, for additional information regarding our material cash requirements.

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
We adjust our GAAP financial measures for the following items to calculate one or more of our non-GAAP financial measures (other than free cash flow): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), and capitalized internal-use software and intangible amortization. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating loss, GAAP	$(2,416)	$(7,160)
Plus: Stock-based compensation expense and related payroll tax expense	9,832	11,128
Plus: Certain litigation-related expenses, net of recoveries	—	(1,372)
Plus: Capitalized internal-use software and intangible amortization	4,111	3,021
Operating income, non-GAAP	$11,527	$5,617
Percentage of revenue:
Operating margin, GAAP	(3)%	(11)%
Operating margin, non-GAAP	14%	8%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$548	$6,027
Purchase of property and equipment	(93)	(68)
Capitalized internal-use software	(2,356)	(3,149)
Non-GAAP free cash flow	$(1,901)	$2,810
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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
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
Interest Rate Risk
Our primary market risk exposure is changing interest rates in connection with our investments and the Second Amended and Restated LSA. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control.
As of March 31, 2025, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of March 31, 2025, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of March 31, 2025, we had no outstanding borrowings under our credit facility.
Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of March 31, 2025, we had cash and cash equivalents of $287.5 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of March 31, 2025, we invested $125.1 million of our cash and cash equivalents in money market funds. We also invested $114.4 million in other securities, of which $71.0 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, as well as in our Annual Report on Form 10-K filed with the SEC on February 25, 2025 and our other filings with the SEC, before making any investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 25, 2025, may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, under the heading “Risk Factors.”
Industry Risks
Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, have in the past and could in the future adversely impact the health of our customers, limit our ability to grow our business, and negatively affect our results of operations.
Our results of operations have in the past and may in the future vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. For example, the U.S. government has adopted new approaches to trade policy and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. This has increased market volatility and enhanced economic uncertainty. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, inflationary pressures, elevated interest rates, high unemployment, lower consumer confidence or uneven or lower spending, volatile capital markets, the impact of a housing crisis and other conditions in the residential real estate and mortgage markets, gasoline prices, energy and other utility costs, inclement weather, health care costs, access to credit, disposable consumer income, governmental efforts, changes in governmental policies and the downsizing of government agencies, financial and credit market fluctuations, international trade relations, current and future tariff increases, expansion of tariffs to capture other countries and types of foreign goods, other changes in U.S. trade policy, protectionist or retaliatory measures taken by foreign governments, political turmoil, natural catastrophes, epidemics, warfare, including the ongoing war in Ukraine, conflict in Israel, Gaza, and the Middle East, and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, or business interruptions, and negative impacts to the growth of our business, revenue, and earnings.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Appointment of Parrish Chapman as Chief Sales Officer
On May 2, 2025, we appointed Parrish Chapman as Chief Sales Officer. Mr. Chapman commenced his new position with Olo on May 5, 2025.

Disclosure Pursuant to Item 1.01 of Form 8-K

On May 7, 2025, we further amended the Second Amended and Restated LSA (the “Third Amendment”) to establish compliance thresholds for 2025, update the legal notice addresses, and extend the maturity date of the revolving credit facility. The Third Amendment did not change any other financial or non-financial covenants, and we remained in compliance with all required covenants upon execution of the Third Amendment. The foregoing description of the material terms of the Third Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full terms of the Third Amendment, filed herewith.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or materially modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
June 26, 2024

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-40213) filed on March 22, 2021).	March 22, 2021

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (File No. 333-253314) filed on March 8, 2021).	March 8, 2021

10.1+	Employment Agreement, by and between Registrant and Parrish Chapman, dated April 11, 2025.	Filed herewith

10.2#	Third Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Banc of California, dated May 7, 2025.	Filed herewith

10.3+
Separation Agreement and Release, by and between Registrant and Diego Panama, dated January 21, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-40213) filed on February 25, 2025).
February 25, 2025

10.4+
Advisor Agreement, by and between Registrant and Diego Panama, dated January 21, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K (File No. 001-40213) filed on February 25, 2025).
February 25, 2025

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

Olo Inc.

May 8, 2025	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

May 8, 2025	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)