Form 10-Q
period 2025-06-30
Olo Inc.
filed 2025-08-04
CIK 1431695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2025, 120,763,262 shares of the registrant’s Class A common stock and 48,637,315 shares of registrant’s Class B common stock were outstanding.

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

•the ability of the parties to consummate the Merger (as defined herein) in a timely manner or at all;
•the satisfaction (or waiver) of closing conditions to the consummation of the Merger, including the receipt of certain regulatory approvals and stockholder approval by our stockholders;
•potential delays in consummating the Merger;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement (as defined herein), including in circumstances that require us to pay the Company Termination Fee (as defined in the Merger Agreement);
•significant transaction costs associated with the Merger;
•potential litigation relating to the Merger;
•the risk that disruptions from the Merger will harm our business, including current plans and operations (including risks related to diverting management’s attention from our ongoing business operations);
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect our financial performance;
•our ability to retain and hire key personnel;
•restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions; and
•other risks and uncertainties, including those listed in the section entitled “Risk Factors.”
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
The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties, and other factors described elsewhere in this Quarterly Report on Form 10-Q and those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, our subsequent Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
OLO INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$309,333	$286,757
Short-term investments	68,111	73,978
Accounts receivable, net of expected credit losses of $4,649 and $4,592, respectively	63,630	61,589
Contract assets	997	892
Deferred contract costs	5,899	5,635
Prepaid expenses and other current assets	21,749	19,470
Total current assets	469,719	448,321
Property and equipment, net of accumulated depreciation and amortization of $26,847 and $20,253, respectively	25,706	26,318
Intangible assets, net of accumulated amortization of $14,112 and $12,205, respectively	11,890	13,797
Goodwill	207,781	207,781
Contract assets, noncurrent	807	826
Deferred contract costs, noncurrent	4,785	5,621
Operating lease right-of-use assets	8,806	9,709
Long-term investments	51,063	42,376
Other assets, noncurrent	115	27
Total assets	$780,672	$754,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572	$1,431
Accrued expenses and other current liabilities	54,851	53,894
Unearned revenue	3,121	1,869
Operating lease liabilities, current	2,318	2,400
Total current liabilities	60,862	59,594
Unearned revenue, noncurrent	410	375
Operating lease liabilities, noncurrent	10,409	11,584
Total liabilities	71,681	71,553
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,700,000,000 shares authorized at June 30, 2025 and December 31, 2024; 120,334,155 and 115,635,624 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Class B common stock, $0.001 par value; 185,000,000 shares authorized at June 30, 2025 and December 31, 2024; 48,653,295 and 50,307,240 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	169	166
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	922,023	899,754
Accumulated deficit	(213,340)	(216,726)
Accumulated other comprehensive income	139	29
Total stockholders’ equity	708,991	683,223
Total liabilities and stockholders’ equity	$780,672	$754,776
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Platform	$84,146	$69,600	$163,377	$135,365
Professional services and other	1,578	904	3,027	1,650
Total revenue	85,724	70,504	166,404	137,015
Cost of revenue:
Platform	40,399	29,788	75,995	58,116
Professional services and other	1,395	811	2,165	1,786
Total cost of revenue	41,794	30,599	78,160	59,902
Gross Profit	43,930	39,905	88,244	77,113
Operating expenses:
Research and development	17,614	16,957	34,722	33,956
General and administrative	16,117	8,664	31,907	21,420
Sales and marketing	12,903	13,307	26,735	27,920
Total operating expenses	46,634	38,928	93,364	83,296
(Loss) income from operations	(2,704)	977	(5,120)	(6,183)
Other income, net:
Interest income	4,189	4,844	8,386	9,751
Interest expense	(22)	(15)	(37)	(84)
Other income, net	191	—	313	3
Total other income, net	4,358	4,829	8,662	9,670
Income before income taxes	1,654	5,806	3,542	3,487
Provision for income taxes	74	77	156	114
Net income	$1,580	$5,729	$3,386	$3,373
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.04	$0.02	$0.02
Diluted	$0.01	$0.03	$0.02	$0.02
Weighted-average Class A and Class B common shares outstanding:
Basic	167,729,828	161,197,680	167,034,720	161,766,287
Diluted	182,233,957	170,472,824	180,434,976	171,608,366

The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,580	$5,729	$3,386	$3,373
Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	(17)	110	(146)
Total other comprehensive income (loss)	1	(17)	110	(146)
Comprehensive income	$1,581	$5,712	$3,496	$3,227
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	165,942,864	$166	$899,754	$(216,726)	$29	$683,223
Issuance of common stock on exercise of stock options	140,356	—	320	—	—	320
Vesting of restricted and performance-based restricted stock units	1,035,482	1	(1)	—	—	—
Stock-based compensation	—	—	9,814	—	—	9,814
Other comprehensive income	—	—	—	—	109	109
Net income	—	—	—	1,806	—	1,806
Balance as of March 31, 2025	167,118,702	$167	$909,887	$(214,920)	$138	$695,272
Issuance of common stock under the Employee Stock Purchase Plan	161,010	—	1,029	—	—	1,029
Issuance of common stock on exercise of stock options	495,640	1	1,494	—	—	1,495
Vesting of restricted and performance-based restricted stock units	1,212,098	1	(1)	—	—	—
Stock-based compensation	—	—	9,614	—	—	9,614
Other comprehensive income	—	—	—	—	1	1
Net income	—	—	—	1,580	—	1,580
Balance as of June 30, 2025	168,987,450	$169	$922,023	$(213,340)	$139	$708,991

	Class A and Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	163,361,513	$163	$867,152	$(215,829)	$(15)	$651,471
Issuance of common stock on exercise of stock options	469,841	1	1,144	—	—	1,145
Vesting of restricted and performance-based stock units	812,602	1	(1)	—	—	—
Repurchase of common stock	(2,799,891)	(3)	(15,287)	—	—	(15,290)
Stock-based compensation	—	—	11,602	—	—	11,602
Other comprehensive loss	—	—	—	—	(129)	(129)
Net loss	—	—	—	(2,356)	—	(2,356)
Balance as of March 31, 2024	161,844,065	$162	$864,610	$(218,185)	$(144)	$646,443
Issuance of common stock under the Employee Stock Purchase Plan	262,237	—	1,016	—	—	1,016
Issuance of common stock on exercise of stock options	330,894	—	727	—	—	727
Vesting of restricted stock units	970,715	1	(1)	—	—	—
Repurchase of common stock	(1,374,108)	(1)	(6,890)	—	—	(6,891)
Stock-based compensation	—	—	11,271	—	—	11,271
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	5,729	—	5,729
Balance as of June 30, 2024	162,033,803	$162	$870,733	$(212,456)	$(161)	$658,278
The accompanying notes are an integral part of these financial statements.

OLO INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$3,386	$3,373
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,528	6,589
Stock-based compensation	18,675	21,256
Provision for expected credit losses	931	3,265
Non-cash lease expense	903	1,320
Non-cash impairment charges	—	1,079
Other non-cash operating activities, net	(282)	(1,221)
Changes in operating assets and liabilities:
Accounts receivable	(2,972)	6,800
Contract assets	(86)	(628)
Prepaid expenses and other current and noncurrent assets	(2,366)	(7,827)
Deferred contract costs	571	(369)
Accounts payable	(858)	1,904
Accrued expenses and other current liabilities	926	(10,596)
Operating lease liabilities	(1,257)	(1,400)
Unearned revenue	1,287	722
Other liabilities, noncurrent	—	(109)
Net cash provided by operating activities	27,386	24,158
Investing activities
Purchases of property and equipment	(402)	(367)
Capitalized internal-use software	(4,855)	(6,831)
Purchases of investments	(69,187)	(60,498)
Sales and maturities of investments	66,760	54,064
Net cash used in investing activities	(7,684)	(13,632)
Financing activities
Cash received for employee payroll tax withholdings	5,994	3,316
Cash paid for employee payroll tax withholdings	(5,964)	(3,282)
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	2,844	2,842
Repurchase of common stock	—	(22,181)
Net cash provided by (used in) financing activities	2,874	(19,305)
Net increase (decrease) in cash and cash equivalents	22,576	(8,779)
Cash and cash equivalents, beginning of period	286,757	278,218
Cash and cash equivalents, end of period	$309,333	$269,439

Supplemental disclosure of non-cash investing and financing activities
Employee receivables for options exercised	$—	$46
Purchase of property and equipment	$—	$—
Capitalization of stock-based compensation for internal-use software	$753	$1,617
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
As previously disclosed, on July 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Hospitality Parent, LLC (“Parent”), a Delaware limited liability company, affiliated with the private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”), and Project Hospitality Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the Company’s acquisition by Thoma Bravo in an all-cash transaction valued at approximately $2 billion (the “Transaction” or the “Merger”). If the Transaction is completed, the Company’s stockholders will be entitled to receive $10.25 in cash for each share of the Company’s common stock they hold as of the effective time of the Transaction. The Transaction is expected to close by the end of calendar year 2025, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals. See Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.
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
These unaudited condensed consolidated financial statements have been prepared on a basis consistent with our annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state our financial position as of June 30, 2025, our results of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 and our cash flows for the six months ended June 30, 2025 and 2024, respectively. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. All intercompany balances and transactions have been eliminated in consolidation.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Significant Accounting Policies
Our significant accounting policies are outlined in Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there were no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Concentrations of Business and Credit Risk
We are exposed to concentrations of credit risk primarily through our cash, cash equivalents, and short- and long-term investments held by financial institutions. We primarily deposit our cash, cash equivalents, and investments with financial institutions that management believes are of high credit quality and the amounts on deposit may exceed federally insured limits at various times. We have not experienced any significant losses in such accounts and believe we are not exposed to any significant risk. For the three and six months ended June 30, 2025 and 2024, no individual customer accounted for more than 10% of our revenue.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3.Revenue Recognition
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2025
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$31,226	$1,578	$32,804
Transferred at a point in time	52,920	—	52,920
Total revenue	$84,146	$1,578	$85,724

	Three Months Ended June 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$27,986	$904	$28,890
Transferred at a point in time	41,614	—	41,614
Total revenue	$69,600	$904	$70,504

	Six Months Ended June 30, 2025
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$61,600	$3,027	$64,627
Transferred at a point in time	101,777	—	101,777
Total revenue	$163,377	$3,027	$166,404

	Six Months Ended June 30, 2024
	Platform	Professional Services and Other	Total
Timing of revenue recognition
Transferred over time	$53,703	$1,650	$55,353
Transferred at a point in time	81,662	—	81,662
Total revenue	$135,365	$1,650	$137,015
Contract Balances
Contract Assets
Professional services revenue is generally recognized ratably over the implementation period, beginning on the commencement date of each contract. Platform revenue is recognized as the services are delivered. We record a contract asset when revenue recognized on a contract exceeds the billings. Our standard billing terms are monthly; however, the billings may not be consistent with the pattern of recognition, based on when services are performed. Contract assets were $1.8 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unearned Revenue
Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as revenue when transfer of control to customers has occurred. During the six months ended June 30, 2025, we recognized $1.2 million of revenue related to contracts that were included in unearned revenue at December 31, 2024.
As of June 30, 2025, our remaining performance obligations were approximately $54.0 million, approximately 44% of which we expect to recognize as revenue over the next twelve months, and substantially all of the remaining revenue will be recognized thereafter over the next 24 to 48 months. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts. Unrecognized revenue under contracts disclosed above do not include: (1) contracts with an original expected term of one year or less; (2) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage; or (3) agreements for which our right to invoice corresponds with the value provided to the customer.
Deferred Contract Costs
We capitalize the incremental costs of obtaining a revenue contract, including sales commissions for new and renewal revenue contracts, certain related incentives, and associated payroll tax and fringe benefit costs. Capitalized amounts are recoverable through future revenue streams under customer contracts.
The following table summarizes the activity of current and non-current deferred contract costs (in thousands):

Balance at December 31, 2024	$11,256
Capitalization of deferred contract costs	2,709
Amortization of deferred contract costs	(3,281)
Balance at June 30, 2025	$10,684
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the costs, net unrealized losses, and fair value by major security type for our investments as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Cost	Net Unrealized Gains	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$179,931	$—	$179,931	$179,931	$—	$—
Level 1:
Money market funds	126,444	—	126,444	126,444	—	—
Commercial paper	8,265	2	8,267	2,142	6,125	—
Subtotal	134,709	2	134,711	128,586	6,125	—
Level 2:
Certificates of deposit	21,532	8	21,540	816	20,724	—
U.S. Government and agency securities	50,395	67	50,462	—	22,194	28,268
Corporate bonds	41,801	62	41,863	—	19,068	22,795
Subtotal	113,728	137	113,865	816	61,986	51,063
Level 3:	—	—	—	—	—	—
Total	$428,368	$139	$428,507	$309,333	$68,111	$51,063

	As of December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash equivalents	Short-term Investments	Long-term Investments
Cash	$151,820	$—	$151,820	$151,820	$—	$—
Level 1:
Money market funds	133,739	—	133,739	133,739	—	—
Commercial paper	7,923	6	7,929	1,198	6,731	—
Subtotal	141,662	6	141,668	134,937	6,731	—
Level 2:
Certificates of deposit	23,291	13	23,304	—	23,304	—
U.S. Government and agency securities	45,668	(13)	45,655	—	23,660	21,995
Corporate bonds	40,641	23	40,664	—	20,283	20,381
Subtotal	109,600	23	109,623	—	67,247	42,376
Level 3:	—	—	—	—	—	—
Total	$403,082	$29	$403,111	$286,757	$73,978	$42,376
Our assets measured at fair value on a nonrecurring basis include long-lived assets and finite-lived intangibles, which are considered to be Level 3 inputs. No material impairment charges were recorded during the six months ended June 30, 2025. During the year ended December 31, 2024, we recorded a non-cash impairment charge of $0.6 million related to a portion of our internal-use software that was non-recoverable. This amount was recorded in research and development expenses. In addition, we recorded a non-cash impairment charge of $0.6 million related to our operating lease right-of-use assets, as we committed in June 2024 to our plan to abandon our prior office space, and we relocated our corporate headquarters back to One World Trade Center in July 2024. This amount was recorded in general and administrative expenses within the condensed consolidated statement of operations.
Accounts receivable, accounts payable, and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
5.Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued delivery service partner fees	$38,716	$35,841
Accrued compensation and benefits	6,492	9,733
Professional and consulting fees	3,284	1,303
Accrued taxes	1,241	1,830
Other	5,118	5,187
Total accrued expenses and other current liabilities	$54,851	$53,894
6.Line of Credit
On June 10, 2022, we entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (now known as Banc of California) related to a revolving credit and term loan facility (the “Second Amended and Restated LSA”).
The Second Amended and Restated LSA includes a financial covenant requiring compliance with certain minimum revenue amounts. In addition, the Second Amended and Restated LSA contains representations and warranties generally consistent with the Amended and Restated Loan and Security Agreement, dated February 11, 2020, as amended (the “Prior LSA”), as well as certain non-financial covenants, including, but not limited to, limitations on our ability to incur additional indebtedness or liens, pay dividends, or make certain investments. Effective May 7, 2025, we entered into an agreement to extend the maturity date of the Second Amended and Restated LSA (the “Third Amendment”) through May 12, 2027. We were in compliance with all required covenants of the Third Amendment as of June 30, 2025.
As of June 30, 2025, we had $68.6 million of commitments available under the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of June 30, 2025, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against our letter of credit.
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
We have not made any repurchases under the 2024 Buyback Program as of June 30, 2025.

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
As of June 30, 2025 and December 31, 2024 the maximum number of shares authorized for issuance to participants under the 2021 Plan was 57,815,541 and 49,484,228, respectively. As of June 30, 2025 and December 31, 2024, the number of shares available for issuance to participants under the 2021 Plan was 36,540,910 and 29,543,305, respectively.
Stock-based compensation expense is recognized over the requisite service period using either the straight-line method or the accelerated attribution method (depending on the award), and is adjusted based on actual forfeitures as necessary.
Restricted Stock Units
The following table summarizes the activity for the unvested RSUs during the six months ended June 30, 2025:

	RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	8,868,310	$6.85
Granted	1,375,159	7.34
Vested	(2,211,472)	7.40
Forfeited and canceled	(529,891)	6.74
Unvested at June 30, 2025	7,502,106	$6.79
Future stock-based compensation expense for unvested RSUs awarded as of June 30, 2025 was approximately $48.3 million and is expected to be recognized over a weighted-average period of 2.19 years.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for the unvested PSUs during the six months ended June 30, 2025:

	PSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	2,094,164	$6.08
Granted	640,200	10.41
Vested	(36,108)	7.77
Forfeited and canceled	(11,524)	6.89
Unvested at June 30, 2025	2,686,732	$7.76
Future stock-based compensation expense for unvested PSUs as of June 30, 2025 was approximately $12.9 million and is expected to be recognized over a weighted-average period of 1.74 years.
Employee Stock Purchase Plan
The employee stock purchase plan (“ESPP”) current offering period began in June 2025 and ends in December 2025. Pursuant to the evergreen provisions of the ESPP, the Board of Directors approved an automatic increase of 1,156,356 additional shares of Class A common stock reserved and available for issuance under the ESPP effective as of January 1, 2025. As of June 30, 2025, a total of 7,198,839 shares are available for issuance to employees under the ESPP. For the six months ended June 30, 2025 and 2024, we recorded approximately $0.4 million and $0.4 million of compensation expense associated with our ESPP, respectively.
Stock-Based Compensation Expense
The classification of stock-based compensation expense, which includes expense for stock options, RSUs, PSUs, and ESPP charges, by line item within the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue - platform	$956	$1,302	$1,974	$2,813
Cost of revenue - professional services and other	77	49	152	174
Research and development	2,122	2,658	4,180	5,679
General and administrative	4,679	4,885	9,448	9,565
Sales and marketing	1,406	1,522	2,921	3,025
Total stock-based compensation expense	$9,240	$10,416	$18,675	$21,256
9.Income Taxes
We recorded a provision for income taxes resulting in an effective tax rate of 4.40% and 3.27% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 is driven primarily by adjustments to the full valuation allowance on our deferred tax assets and adjustments for share-based compensation. Although we maintain a full valuation allowance on our net federal and state deferred tax assets, the benefit of net operating losses carried forward and tax credits have been recognized in the current period to offset taxable income. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not the deferred tax assets will not be realized.
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

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We applied ASC 740, Income Taxes, and determined that we do not have any uncertain positions that would result in a tax reserve for each of the six months ended June 30, 2025 and 2024. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We are subject to U.S. federal tax authority and state tax authority examinations.
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
On September 26, 2022, a class action lawsuit was filed in the United States District Court for the Southern District of New York asserting claims under the federal securities laws against us and certain of our executive officers (the “Securities Class Action”). On January 16, 2024, the parties reached an agreement to settle the Securities Class Action, and lead plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement. In connection with the agreement, we recorded an expense of $9.0 million during the year ended December 31, 2023 for the anticipated settlement, which was recorded in general and administrative expenses in the consolidated statement of operations. We maintain insurance coverage for a portion of the settlement and legal and consulting fees, but we do not record anticipated insurance proceeds until we have determined that recovery of the expected amount is probable. During the six months ended June 30, 2024, we recorded $10.6 million in recoveries which became probable under our insurance coverage and was recorded within general and administrative expenses. The Court granted final approval of the full settlement amount on June 11, 2024. On March 18, 2025, the Court entered a class distribution order governing the final distribution of the settlement funds.
On May 4, 2023, Cashondra Floyd, an alleged Olo stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the U.S. District Court for the Southern District of New York captioned Floyd v. Glass, et al. (Case No. 1:23-cv-03770) against certain of our directors and officers based on substantially similar allegations as in the now-settled class action lawsuit asserting claims under the federal securities laws against us and certain of our executive officers (the “Securities Class Action”). On May 25, 2023, the plaintiff voluntary dismissed her complaint and refiled in the Court of the Chancery of the State of Delaware (C.A. No. 2023-0560-KSJM) (the “Floyd Derivative Complaint”).
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
On November 13, 2024, the Court consolidated the Floyd Derivative Complaint, the Balleh Derivative Complaint, and the Giuda Derivative Complaint into a single action (the “Consolidated Derivative Action”). On December 2, 2024, plaintiffs in the Consolidated Derivative Action designated an operative complaint (the “Consolidated Derivative Complaint”) against certain of our directors and officers (the “Derivative Defendants”). The Consolidated Derivative Complaint alleges that, beginning in approximately March 2021 through at least November 2023, the Derivative Defendants caused our alleged issuance of materially false and misleading statements concerning our business relationship with the restaurant brand Subway and our publicly disclosed “active locations” counts. The Consolidated Derivative Complaint asserts a single claim for breaches of fiduciary duty against the Derivative Defendants. The Consolidated Derivative Complaint seeks a judgment against the Derivative Defendants in favor of us for the amount of damages sustained by us as a result of the Derivative Defendants’ breaches of fiduciary duties; directing us to take all necessary actions to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect us and our shareholders from a repeat of the damaging events alleged in the Consolidated Derivative Complaint; awarding us restitution from the Derivative Defendants and ordering

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
disgorgement of all profits, benefits and other compensation obtained by the Derivative Defendants; awarding plaintiffs the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and granting such other relief that the Court deems just and proper. On January 16, 2025, the Derivative Defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on March 3, 2025, and the Derivative Defendants filed a reply in further support of the motion to dismiss on April 1, 2025. In July 2025, the Court vacated the hearing date for the motion to dismiss that was previously scheduled for September 16, 2025. A new date has not been scheduled.
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
Non-cancelable Purchase Commitments
During the six months ended June 30, 2025, there were no material changes to the Company’s non-cancelable purchase commitments disclosed in the Annual Report on Form 10-K filed with the SEC on February 25, 2025.
Leases
There was no sublease income for the three and six months ended June 30, 2025. Sublease income was $0.6 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the subtenant of our corporate headquarters at One World Trade Center surrendered the premises back to us, and in connection with this, we recorded a lease termination benefit of $1.4 million within general and administrative expenses.
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
The CODM uses net loss to assess financial performance and allocate resources. The measure of segment assets is reported on our consolidated balance sheets as total assets. The CODM uses net loss to make key operating decisions, such as the allocation of budget between cost of revenue, research and development, general and administrative, and sales and marketing expenses. As of June 30, 2025 and 2024, we did not have assets located outside of the United States and international revenue recognized during the six months ended June 30, 2025 and 2024 was not material.

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	85,724	70,504	166,404	137,015
Less:
Cost of revenue (1)	36,935	26,196	68,442	51,172
Research and development (1)	15,332	13,697	30,234	27,562
General and administrative (1)	9,295	11,600	20,160	20,938
Sales and marketing (1)	11,072	11,397	22,951	24,112
Stock-based compensation expense and related payroll tax expense	9,649	10,627	19,481	21,755
Capitalized internal-use software and intangible amortization	4,159	3,392	8,270	6,413
Certain litigation-related expenses, net of recoveries	—	(8,462)	—	(9,834)
Interest income	(4,189)	(4,844)	(8,386)	(9,751)
Other segment items (2)	1,891	1,172	1,866	1,275
Net income	1,580	5,729	$3,386	$3,373

(1) Amount includes depreciation from property and equipment of $0.1 million, and $0.1 million, respectively, for the three months ended June 30, 2025 and 2024, and $0.3 million, and $0.2 million, respectively, for the six months ended June 30, 2025 and 2024. Amount excludes the following as applicable: Stock-based compensation expense and related payroll tax expense; Capitalized internal-use software amortization, intangible amortization and depreciation; certain litigation-related expenses, net of recoveries; and other non-significant segment expenses, net.
(2) Other segment items also include items (as applicable) such as non-cash impairments, disposals of assets, certain transaction costs associated with the Merger, interest expense, other income (expense), net, and provision (benefit) for income taxes.
12.Net Income per Share Attributable to Common Stockholders
A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,580	$5,729	$3,386	$3,373
Denominator:
Weighted-average common shares outstanding—basic	167,729,828	161,197,680	167,034,720	161,766,287
Dilutive effect of outstanding stock-based compensation awards	14,504,129	9,275,144	13,400,256	9,842,079
Weighted-average common shares outstanding—diluted	182,233,957	170,472,824	180,434,976	171,608,366

Net income per share––basic	$0.01	$0.04	$0.02	$0.02
Net income per share—diluted	$0.01	$0.03	$0.02	$0.02

OLO INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following weighted average potential common shares and absolute potential common shares for six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	3,976,085	5,790,497	3,991,925	5,842,461
Outstanding RSUs and PSUs	1,178,605	10,184,044	2,901,661	9,752,507
Outstanding shares estimated to be purchased under ESPP	133,671	—	175,592	—
Total	5,288,361	15,974,541	7,069,178	15,594,968
13.Subsequent Events
One Big Beautiful Bill Act

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on the Company’s consolidated financial statements. However, as the assessment is ongoing, the Company is not able to quantify the impact on the consolidated financial statements at this time.
Merger

On July 3, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, providing for the Company’s acquisition by the private equity investment firm Thoma Bravo.

As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) shares held in the treasury of the Company or owned by Parent or Merger Sub immediately prior to the Effective Time and (ii) shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)) will, at the Effective Time, automatically be converted into the right to receive $10.25 in cash, subject to applicable withholding taxes.

Completion of the Merger is subject to certain closing conditions, including (1) the adoption of the Merger Agreement by the stockholders, (2) the expiration or early termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under other applicable antitrust and foreign investment approvals, (3) the absence of laws restraining, enjoining or otherwise prohibiting the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) performance or compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred and continuing since the date of the Merger Agreement. The parties expect the transaction to close by the end of 2025.

The Company must comply with customary non-solicitation restrictions. Subject to certain customary “fiduciary out” exceptions, the Board of Directors is required to recommend that the Company’s stockholders adopt the Merger Agreement.

If the Merger Agreement is terminated in certain other circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Board of Directors withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $73,725,000 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements, including, but not limited to, statements with respect to the pending Merger, including with respect to the timing of its consummation, our transaction volumes, our net revenue retention, our costs and expenses, and new and existing customer adoption and growth of modules and multi-modules, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Special Note Regarding Forward-Looking Statements,” and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or SEC, on February 25, 2025, and our other filings with the SEC.
Merger Agreement

As previously disclosed, on July 3, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Hospitality Parent, LLC (“Parent”), a Delaware limited liability company affiliated with the private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”), and Project Hospitality Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for our acquisition by Thoma Bravo in an all-cash transaction valued at approximately $2 billion (the “Transaction” or the “Merger”). If the Transaction is completed, our stockholders will be entitled to receive $10.25 in cash for each share of our common stock they hold as of the effective time of the Transaction. The Transaction is expected to close by the end of calendar year 2025, subject to approval by our stockholders and regulatory authorities and the satisfaction of customary closing conditions. See Note 13 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.

The consummation of the Merger remains subject to the satisfaction (or written waiver by each of us, Parent and Merger Sub if permissible by law) of closing conditions, including, but not limited to, stockholder approval. Our Board of Directors has approved the Merger Agreement and the transactions contemplated thereby.

If the Merger is consummated, our Class A common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we will no longer file periodic reports with the SEC on account of our Class A common stock.
Overview
We are Olo, a leading open SaaS platform for restaurants. We provide restaurant brands with an enterprise-grade, open SaaS platform that powers their digital ordering, delivery, and full-stack payment programs and enables brands to collect, analyze, and act on data to drive more personalized guest experiences and profitable traffic. Our platform and application programming interfaces, or APIs, seamlessly integrate with a wide range of solutions, unifying disparate technologies across the restaurant ecosystem. Leading restaurant brands trust Olo for its capabilities, reliability, security, scalability, and interoperability. Our platform currently handles, on average, more than 2.5 million orders per day, and more than 95 million guests have transacted on our platform. As of June 30, 2025, our customer base included more than 750 restaurant brands, representing approximately 89,000 active locations, across all industry service models, including quick service, fast casual, casual dining, family dining, and coffee and snack food.
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
Our contracts typically have initial terms of three years or longer, with continuous one-to-two-year automatic renewal periods, providing visibility into our future financial performance. We have a highly efficient go-to-market model as a result of our industry thought leadership, partnership approach with our restaurant customers, and experienced enterprise sales, customer experience, and implementation teams. Unlike other enterprise software businesses, where the sales team works to add a single location or division and expand to others, we generally enter into relationships at the brand’s corporate level and strive to secure exclusivity across all locations. This enables us to deploy our modules across all new and existing brand locations without any additional sales and marketing costs and upsell new offerings to the brand itself, rather than each individual location. Our dollar-based net revenue retention was 114% for the three months ended June 30, 2025. See the section below entitled “Key Factors Affecting Our Performance” for additional information on how we calculate dollar-based net revenue retention.
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

Key Factors Affecting Our Performance
The following summarizes selected key performance indicators for the three months ended, or as of, each of the dates presented.

	Three Months Ended June 30,
	2025	2024
Average Revenue Per Unit	$955	$852
Ending Active Locations	89,000	82,000
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
Another metric used to demonstrate the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net revenue retention, which compares our revenue from the same set of active customers in one period to the prior year period. An active customer is a specific restaurant brand that utilizes one or more of our modules in a given quarterly period. We calculate dollar-based net revenue retention as of a period-end by starting with the prior period revenue, defined as platform revenue, from the cohort of all active customers as of 12 months prior to such period-end. We then calculate the platform revenue from these same customers as of the current period-end, or the current period revenue. Current period revenue includes any expansion and is net of contraction or attrition over the last 12 months, but excludes platform revenue from new customers in the current period. We then divide the total current period revenue by the total prior period revenue to arrive at the point-in-time dollar-based net revenue retention. We believe that net revenue retention is an important metric to our investors, demonstrating our ability to retain our customers and expand their use of our modules over time, proving the stability of our revenue base and the long-term value of our customer relationships. For the quarter ended June 30, 2025, net revenue retention was 114%. We have maintained a net revenue retention in excess of 100% throughout the past several years, and expect to continue this trend in the near term as customers continue to adopt additional product modules such as Olo Pay, GDP, Marketing, Sentiment, and Catering+.
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
Add New Large Multi-Location and High-Growth Restaurant Brands
We believe there is a substantial opportunity to continue to grow our customer base across the U.S. restaurant industry, adding to our over 750 existing brands across approximately 89,000 active locations as of June 30, 2025. We define an active location as a unique restaurant location that is utilizing or subscribed to one or more of our modules in a quarterly period (depending on the module). Given this definition, active locations in any one quarter may not reflect: (i) the future impact of new customer wins as it can take some time for their locations to go live with our platform, or (ii) the customers who have indicated their intent to reduce or terminate their use of our platform in future periods. Of further note, not all of our customer locations may choose to utilize our products, and while we aim to deploy all of a customer’s locations, not all locations may ultimately deploy. We intend to continue to drive new customer growth by leveraging our brand and experience within the industry and expanding our sales and marketing efforts. We have also historically pursued and will continue to target the most well-capitalized, fastest-growing restaurant brands in the industry. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing modules, the growth of digital ordering, and the success of our marketing efforts.
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
We work to build relationships with the fastest growing restaurant brands in the industry, enabling us to grow our revenue as our customers scale their locations. As our customers expand locations, we are well positioned to expand to new locations beyond the existing 89,000 active locations that we serve. Our contracts with our customers provide that our modules may be implemented across an entire restaurant chain, growing as our customers expand locations. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and the overall shift in the market to digital ordering and delivery.
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
Professional Services and Other
Professional services and other cost of revenue primarily consist of the personnel costs of our deployment team associated with delivering these services and allocated overhead.
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
Provision for Income Taxes
Provision for income taxes primarily relates to U.S. state income taxes where we conduct business.

Results of Operations
The following tables set forth our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Platform	$84,146	$69,600	$163,377	$135,365
Professional services and other	1,578	904	3,027	1,650
Total revenue	85,724	70,504	166,404	137,015
Cost of revenue:
Platform (1)	40,399	29,788	75,995	58,116
Professional services and other (1)	1,395	811	2,165	1,786
Total cost of revenue	41,794	30,599	78,160	59,902
Gross Profit	43,930	39,905	88,244	77,113
Operating expenses:
Research and development (1)	17,614	16,957	34,722	33,956
General and administrative (1)	16,117	8,664	31,907	21,420
Sales and marketing (1)	12,903	13,307	26,735	27,920
Total operating expenses	46,634	38,928	93,364	83,296
(Loss) income from operations	(2,704)	977	(5,120)	(6,183)
Other income, net:
Interest income	4,189	4,844	8,386	9,751
Interest expense	(22)	(15)	(37)	(84)
Other income, net	191	—	313	3
Total other income, net	4,358	4,829	8,662	9,670
Income before income taxes	1,654	5,806	3,542	3,487
Provision for income taxes	74	77	156	114
Net income	$1,580	$5,729	$3,386	$3,373

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue - platform	$956	$1,302	$1,974	$2,813
Cost of revenue - professional services and other	77	49	152	174
Research and development	2,122	2,658	4,180	5,679
General and administrative	4,679	4,885	9,448	9,565
Sales and marketing	1,406	1,522	2,921	3,025
Total stock-based compensation expense	$9,240	$10,416	$18,675	$21,256

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Platform	98.2%	98.7%	98.2%	98.8%
Professional services and other	1.8	1.3	1.8	1.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Platform	47.1	42.3	45.7	42.4
Professional services and other	1.6	1.2	1.3	1.3
Total cost of revenue	48.8	43.4	47.0	43.7
Gross Profit	51.2	56.6	53.0	56.3
Operating expenses:
Research and development	20.5	24.1	20.9	24.8
General and administrative	18.8	12.3	19.2	15.6
Sales and marketing	15.1	18.9	16.1	20.4
Total operating expenses	54.4	55.2	56.1	60.8
(Loss) income from operations	(3.2)	1.4	(3.1)	(4.5)
Other income, net:
Interest income	4.9	6.9	5.0	7.1
Interest expense	0.0	0.0	0.0	(0.1)
Other income, net	0.2	0.0	0.2	0.0
Total other income, net	5.1	6.8	5.2	7.1
Income before income taxes	1.9	8.2	2.1	2.5
Provision for income taxes	0.1	0.1	0.1	0.1
Net income	1.8%	8.1%	2.0%	2.5%

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue:
Platform	$84,146	$69,600	$14,546	20.9%
Professional services and other	1,578	904	674	74.6
Total Revenue	$85,724	$70,504	$15,220	21.6%
Platform

Total platform revenue increased $14.5 million, or 20.9%, to $84.1 million for the three months ended June 30, 2025 from $69.6 million for the three months ended June 30, 2024. This increase was primarily the result of increases in Olo Pay volume, combined with higher Order revenue. Average revenue per unit increased to approximately $955 for the three months ended June 30, 2025 from approximately $852 for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, 37.1% and 40.2% of our platform revenue was subscription revenue, respectively, and 62.9% and 59.8% was transaction revenue, respectively. Active locations increased to approximately 89,000 as of June 30, 2025 from approximately 82,000 as of June 30, 2024.
Professional Services and Other
Total professional services and other revenue increased $0.7 million, or 74.6%, to $1.6 million for the three months ended June 30, 2025 from $0.9 million for the three months ended June 30, 2024. This increase was driven by an increase in fees from professional and consulting services provided during the three months ended June 30, 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$40,399	$29,788	$10,611	35.6%
Professional services and other	1,395	811	584	72.0
Total cost of revenue	$41,794	$30,599	$11,195	36.6%
Percentage of revenue:
Platform	47.1%	42.3%
Professional services and other	1.6	1.2
Total cost of revenue	48.8%	43.4%
Gross Profit	$43,930	$39,905	$4,025	10.1%
Gross Margin	51.2%	56.6%
Platform
Total platform cost of revenue increased $10.6 million, or 35.6%, to $40.4 million for the three months ended June 30, 2025 from $29.8 million for the three months ended June 30, 2024. This increase was primarily the result of higher transaction processing costs associated with the increased Olo Pay volume and increased amortization of capitalized internal-use software.

Professional Services and Other
Total professional services and other cost of revenue increased $0.6 million, or 72.0%, to $1.4 million for the three months ended June 30, 2025 from $0.8 million for the three months ended June 30, 2024. This increase was primarily the result of costs incurred related to terminal hardware used to support the growth of Olo Pay during the three months ended June 30, 2025.
Gross Profit
Gross profit increased $4.0 million to $43.9 million for the three months ended June 30, 2025, from $39.9 million for the three months ended June 30, 2024. Gross margin decreased to 51.2% for the three months ended June 30, 2025 from 56.6% for the three months ended June 30, 2024. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with increased Olo Pay adoption and increased amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$17,614	$16,957	$657	3.9%
Percentage of total revenue	20.5%	24.1%
Research and development expense increased $0.7 million, or 3.9%, to $17.6 million for the three months ended June 30, 2025 from $17.0 million for the three months ended June 30, 2024. This increase driven by a decrease in capitalizable projects, which drove higher expense of research and development labor hours during the three months ended June 30, 2025. This was partially offset by cost savings stemming from our workforce reduction in 2024. As a percentage of total revenue, research and development expenses decreased to 20.5% for the three months ended June 30, 2025 from 24.1% for the three months ended June 30, 2024.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$16,117	$8,664	$7,453	86.0%
Percentage of total revenue	18.8%	12.3%
General and administrative expense increased $7.5 million, or 86.0%, to $16.1 million for the three months ended June 30, 2025 from $8.7 million for the three months ended June 30, 2024. This increase was primarily driven by increased professional services costs associated with the Merger recorded in the three months ended June 30, 2025, and the impact of $9.0 million of litigation-related insurance recoveries recorded in the three months ended June 30, 2024. These increases were partially offset by cost savings stemming from our workforce reduction in 2024. As a percentage of total revenue, general and administrative expenses increased to 18.8% for the three months ended June 30, 2025 from 12.3% for the three months ended June 30, 2024.

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$12,903	$13,307	$(404)	(3.0)%
Percentage of total revenue	15.1%	18.9%
Sales and marketing expense decreased $0.4 million, or 3.0%, to $12.9 million for the three months ended June 30, 2025 from $13.3 million for the three months ended June 30, 2024. This decrease was driven by cost savings stemming from our workforce reduction in 2024, offset by increased costs from conferences. As a percentage of total revenue, sales and marketing expense decreased to 15.1% for the three months ended June 30, 2025 from 18.9% for the three months ended June 30, 2024.
Other Income, Net

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$4,189	$4,844	$(655)	(13.5)%
Percentage of total revenue	4.9%	6.9%
Interest expense	$(22)	$(15)	$(7)	46.7%
Percentage of total revenue	—%	—%
Other income, net	$191	$—	$191	Not meaningful
Percentage of total revenue	0.2%	—%
Total other income, net	$4,358	$4,829	$(471)	(9.8)%
Percentage of total revenue	5.1%	6.8%
Other income for the three months ended June 30, 2025 was primarily driven by income earned on our investments and money-market funds. The decrease in interest income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by a decrease in interest rates.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$74	$77	$(3)	(3.9)%
Percentage of total revenue	0.1%	0.1%
Provision for income taxes for the three months ended June 30, 2025 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue:
Platform	$163,377	$135,365	$28,012	20.7%
Professional services and other	3,027	1,650	1,377	83.5
Total Revenue	$166,404	$137,015	$29,389	21.4%
Platform
Total platform revenue increased $28.0 million, or 20.7%, to $163.4 million for the six months ended June 30, 2025 from $135.4 million for the six months ended June 30, 2024. This increase was primarily the result of increases in Olo Pay volume, combined with higher Order revenue from customers. Average revenue per unit increased to approximately $1,853 for the six months ended June 30, 2025 from approximately $1,671 for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, 37.7% and 39.7% of our platform revenue was subscription revenue, respectively, and 62.3% and 60.3% was transaction revenue, respectively. Active locations increased to approximately 89,000 as of June 30, 2025 from approximately 82,000 as of June 30, 2024.
Professional Services and Other
Total professional services and other revenue increased $1.4 million, or 83.5%, to $3.0 million for the six months ended June 30, 2025 from $1.7 million for the six months ended June 30, 2024. This increase was driven by an increase in fees from professional and consulting services provided during the six months ended June 30, 2025.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenues:
Platform	$75,995	$58,116	$17,879	30.8%
Professional services and other	2,165	1,786	379	21.2
Total cost of revenue	$78,160	$59,902	$18,258	30.5%
Percentage of revenue:
Platform	45.7%	42.4%
Professional services and other	1.3	1.3
Total cost of revenue	47.0%	43.7%
Gross Profit	$88,244	$77,113	$11,131	14.4%
Gross Margin	53.0%	56.3%
Platform
Total platform cost of revenue increased $17.9 million, or 30.8%, to $76.0 million for the six months ended June 30, 2025 from $58.1 million for the six months ended June 30, 2024. This increase was primarily the result of higher transaction processing costs associated with increased Olo Pay volume and increased amortization of capitalized internal-use software.
Professional Services and Other
Total professional services and other cost of revenue increased $0.4 million, or 21.2%, to $2.2 million for the six months ended June 30, 2025 from $1.8 million for the six months ended June 30, 2024. This increase was primarily the result of costs incurred related to terminal hardware used to support the growth of Olo Pay during the six months ended June 30, 2025.

Gross Profit
Gross profit increased $11.1 million to $88.2 million for the six months ended June 30, 2025, from $77.1 million for the six months ended June 30, 2024. Gross margin decreased to 53.0% for the six months ended June 30, 2025 from 56.3% for the six months ended June 30, 2024. The increase in gross profit was due to an increase in platform revenue, as discussed above. The decrease in gross margin was driven by higher transaction processing costs associated with increased Olo Pay adoption and increased amortization of capitalized internal-use software.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$34,722	$33,956	$766	2.3%
Percentage of total revenue	20.9%	24.8%
Research and development expense increased $0.8 million, or 2.3%, to $34.7 million for the six months ended June 30, 2025 from $34.0 million for the six months ended June 30, 2024. This increase was the result of a decrease in capitalizable projects, which drove higher expense of research and development labor hours. Additionally, there were increased consulting and software costs during the six months ended June 30, 2025, partially offset by cost savings stemming from our workforce reduction in 2024.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$31,907	$21,420	$10,487	49.0%
Percentage of total revenue	19.2%	15.6%
General and administrative expense increased $10.5 million, or 49.0%, to $31.9 million for the six months ended June 30, 2025 from $21.4 million for the six months ended June 30, 2024. This increase was primarily driven by the impact of litigation-related insurance recoveries and the lease termination benefit recorded during the six months ended June 30, 2024, combined with an increase in third-party professional fees, including those incurred associated with the Merger during the six months ended June 30, 2025. These increases were partially offset by cost savings stemming from our workforce reduction in 2024 and a decrease in bad debt expense.
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$26,735	$27,920	$(1,185)	(4.2)%
Percentage of total revenue	16.1%	20.4%
Sales and marketing expense decreased $1.2 million, or 4.2%, to $26.7 million for the six months ended June 30, 2025 from $27.9 million for the six months ended June 30, 2024. This decrease was primarily the result of reduced headcount stemming from our workforce reduction in 2024.

Other Income, Net

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net:
Interest income	$8,386	$9,751	$(1,365)	(14.0)%
Percentage of total revenue	5.0%	7.1%
Interest expense	$(37)	$(84)	$47	(56.0)%
Percentage of total revenue	—%	(0.1)%
Other income, net	$313	$3	$310	10333.3%
Percentage of total revenue	0.2%	—%
Total other income, net	$8,662	$9,670	$(1,008)	(10.4)%
Percentage of total revenue	5.2%	7.1%
Other income for the six months ended June 30, 2025 was primarily driven by income earned on our investments and money-market funds. The decrease in interest income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by a decrease in interest rates.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$156	$114	$42	36.8%
Percentage of total revenue	0.1%	0.1%
Provision for income taxes for the six months ended June 30, 2025 primarily consists of state income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources
General
On July 3, 2025, we entered into the Merger Agreement pursuant to which Thoma Bravo has agreed to acquire us for $10.25 per share in an all-cash transaction. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing shares of our outstanding common stock outside of certain limited exceptions. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board of Directors withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of approximately $73.7 million in cash. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents and short-term and long-term investments in marketable securities, totaling $428.5 million, which was held for working capital purposes and to fund repurchases of our Class A common stock (as described more fully below), as well as the available balance of our revolving line of credit, described further below. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
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
Credit Facility
As of June 30, 2025, we had $68.6 million of commitments available under the Second Amended and Restated Loan and Security Agreement with Banc of California (formerly known as Pacific Western Bank), or the Second Amended and Restated LSA, after consideration of $1.4 million in our letter of credit on the lease of our corporate headquarters at One World Trade Center. As of June 30, 2025, we had no outstanding borrowings under the line of credit, and no amounts have been drawn against letter of credit.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$27,386	$24,158
Net cash used in investing activities	$(7,684)	$(13,632)
Net cash provided by (used in) financing activities	$2,874	$(19,305)
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $27.4 million, primarily due to a net income of $3.4 million adjusted for non-cash charges of $28.8 million, partially offset by a net decrease attributable to our operating assets and liabilities of $4.8 million. The non-cash adjustments primarily relate to stock-based compensation charges of $18.7 million and depreciation and amortization expense of $8.5 million. The net decrease attributable to our operating assets and liabilities was primarily driven by an increase in accounts receivable of $3.0 million due primarily to timing of collections, a decrease in accrued expenses of $0.9 million related primarily to the payment of accrued compensation and payment of fees owed to delivery service providers and vendors.
For the six months ended June 30, 2024, net cash provided by operating activities was $24.2 million, primarily due to net income of $3.4 million adjusted for non-cash charges of $32.3 million, partially offset by a net decrease attributable to our operating assets and liabilities of $11.5 million. The non-cash adjustments primarily relate to stock-based compensation charges of $21.3 million, and depreciation and amortization expense of $6.6 million, and provision for expected credit losses of $3.3 million. The net decrease attributable to our operating assets and liabilities was primarily driven by a decrease in accrued expenses of $10.6 million related primarily to the payment of fees owed to delivery service providers and vendors and the payment of accrued compensation.
Investing Activities
Cash used in investing activities was $7.7 million during the six months ended June 30, 2025, primarily due to $4.9 million for the development of capitalized internal-use software to support further product development, and $2.4 million of net sales of investments.
Cash used in investing activities was $13.6 million during the six months ended June 30, 2024, primarily due to $6.4 million of net purchases of investments and $6.8 million for the development of capitalized internal-use software to support further product development.
Financing Activities
Cash provided by financing activities was $2.9 million during the six months ended June 30, 2025, related to $2.8 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Cash used in financing activities was $19.3 million during the six months ended June 30, 2024, primarily driven by $22.2 million of stock repurchases under the share repurchase program authorized in 2022 and completed in the second quarter of 2024, partially offset by $2.8 million of net proceeds from the exercise of stock options and the employee stock purchase plan.
Material Cash Requirements
There were no material changes in our material cash requirements during the six months ended June 30, 2025 from the obligations and commitments disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. See “Note 10—Leases” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our Annual Report on Form 10-K, for additional information regarding our material cash requirements.

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
We adjust our GAAP financial measures for the following items to calculate one or more of our non-GAAP financial measures (other than free cash flow): stock-based compensation expense (non-cash expense calculated by companies using a variety of valuation methodologies and subjective assumptions) and related payroll tax expense, certain litigation-related expenses, net of recoveries (which relate to legal and other professional fees associated with litigation-related matters that are not indicative of our core operations and are not part of our normal course of business), non-cash impairment charge associated with corporate headquarters, non-cash capitalized non-cash impairment charges, capitalized internal-use software and intangible amortization, and certain transaction costs associated with the Merger. Management believes that it is useful to exclude certain non-cash charges and non-core operational charges from our non-GAAP financial measures because: (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and we believe does not relate to ongoing operational performance; and (2) such expenses can vary significantly between periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Operating income (loss) reconciliation:
Operating (loss) income, GAAP	$(2,704)	$977	$(5,120)	$(6,183)
Plus: Stock-based compensation expense and related payroll tax expense	9,649	10,627	19,481	21,755
Plus: Certain litigation-related expenses, net of recoveries	—	(8,462)	—	(9,834)
Plus: Non-cash impairment charge associated with corporate headquarters	—	563	—	563
Plus: Non-cash capitalized internal-use software impairment	—	517	—	517
Plus: Capitalized internal-use software and intangible amortization	4,159	3,392	8,270	6,413
Plus: Transaction costs	1,986	—	1,986	—
Operating income, non-GAAP	$13,090	$7,614	$24,617	$13,231
Percentage of revenue:
Operating margin, GAAP	(3)%	1%	(3)%	(5)%
Operating margin, non-GAAP	15%	11%	15%	10%
Reconciliation of Non-GAAP Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$26,838	$18,131	$27,386	$24,158
Purchase of property and equipment	(309)	(299)	(402)	(367)
Capitalized internal-use software	(2,499)	(3,682)	(4,855)	(6,831)
Non-GAAP free cash flow	$24,030	$14,150	$22,129	$16,960
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
As of June 30, 2025, advances under the formula revolving line of the Second Amended and Restated LSA bear interest equal to the greater of (A) the Prime Rate then in effect; or (B) 3.25%. As of June 30, 2025, advances under the term loans bear interest equal to the greater of (A) 0.25% above the Prime Rate then in effect; or (B) 3.50%. As of June 30, 2025, we had no outstanding borrowings under our credit facility.
Our interest-earning instruments also carry a degree of interest rate risk. Our cash and cash equivalents have a relatively short maturity, and are therefore relatively insensitive to interest rate changes. As of June 30, 2025, we had cash and cash equivalents of $309.3 million. We invest in money market funds, U.S. and municipal government agency securities, corporate bonds and notes, certificates of deposit, and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting our principal at risk. As of June 30, 2025, we invested $126.4 million of our cash and cash equivalents in money market funds. We also invested $119.2 million in other securities, of which $68.1 million was classified as short-term. Because the majority of our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following description includes new risk factors and material changes to risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, under the heading “Risk Factors.”
Industry Risks
The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.

On July 3, 2025, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by Thoma Bravo. Completion of the Merger is subject to certain closing conditions, including (1) the adoption of the Merger Agreement by stockholders, (2) the expiration or early termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under other applicable antitrust and foreign investment approvals, (3) the absence of any laws restraining, enjoining or otherwise prohibiting the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) performance or compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred and continuing since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us;

•the possibility of disruption to our business and operations, including diversion of management attention and resources;

•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction;

•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business;

•our inability to solicit other acquisition proposals during the pendency of the Transaction;

•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to obtain the approval of the Merger Agreement by our stockholders;

•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction; and

•the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a material adverse effect on our business would permit Parent not to close the Transaction.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed;

•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction; and

•the requirement that we pay a termination fee of $73.7 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger.

Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes.

•the fact that, if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or materially modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description	Filing Date
2.1*
Agreement and Plan of Merger, by and among Parent, Registrant, and Merger Sub, dated July 3, 2025 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on July 3, 2025).
July 3, 2025

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

10.1+
Employment Agreement, by and between Registrant and Parrish Chapman, dated April 11, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-40213) filed on May 8, 2025).
May 8, 2025

10.2#
Third Amendment to Second Amended and Restated Loan and Security Agreement, by and between Registrant, Wisely, LLC, Omnivore Technologies, Inc., and Banc of California, dated May 7, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K (File No. 001-40213) filed on May 8, 2025).
May 8, 2025

10.3
Form of Voting and Support Agreement, by and among the Merger Sub, Registrant, and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-40213) filed on July 3, 2025).
July 3, 2025

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________

*
All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Indicates management contract or compensatory plan.
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

Olo Inc.

August 4, 2025	_____________________/s/ Noah H. Glass_____________________ Noah H. Glass Chief Executive Officer (Principal Executive Officer)

August 4, 2025	_____________________/s/ Peter Benevides__________________ Peter Benevides Chief Financial Officer (Principal Accounting and Financial Officer)